Form 10-Q
period 1999-09-30
GARDEN COM INC
filed 1999-11-15
CIK 1085818

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
/x/     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                  For the quarterly period ended September 30, 1999

                                          OR

/  /     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                 For the transition period from _______ to _________

                        Commission file number:  0-26265
                                                 -------

                                Garden.com, Inc.
                   -------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                    74-2765381
                                                      --------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

                       3301 Steck Avenue, Austin, TX 78757
                       -----------------------------------
                    (Address of principal executive offices)

Registrant's  telephone  number,  including  area  code:  512-532-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes               No      X*
                                                   ---

*The Registrant became subject to the filing requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934 on September 15, 1999.

On September 30, 1999, there were outstanding 17,506,680 shares of the Registrant's $.01 par value common stock.

                                GARDEN.COM, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 1999

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                        Page
Item 1.  Balance Sheets as of September 30, 1999 and
         June 30, 1999                                                     3

         Statements of Operations for the Quarters Ended September 30,
         1999 and 1998                                                     4

         Statements of Cash Flows for the Quarters Ended September 30,
         1999 and 1998                                                     5

         Notes to Unaudited Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       33


                          PART II - OTHER INFORMATION




Item 1.  Legal Proceedings                                                34
Item 2.  Changes in Securities and Use of Proceeds                        34
Item 3.  Defaults Upon Senior Securities                                  34
Item 4.  Submission of Matters to a Vote of Security Holders              35
Item 5.  Other Information                                                35
Item 6.  Exhibits and Reports on Form 8-K                                 35
         Signatures                                                       36

                       PART I.     FINANCIAL INFORMATION

Item  1.  Financial  Statements

Garden.com,  Inc.
Balance  Sheets
(Dollars  in  thousands)



                                                            September 30, 1999    June 30, 1999
                                                           --------------------  ---------------
                                                               (Unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . .  $            43,302   $       15,340
  Investments . . . . . . . . . . . . . . . . . . . . . .               18,534            3,710
  Prepaid advertising . . . . . . . . . . . . . . . . . .                1,529              988
  Other prepaid expenses and current assets . . . . . . .                1,616            1,086
  Inventory . . . . . . . . . . . . . . . . . . . . . . .                  904              522
                                                           --------------------  ---------------
     Total current assets . . . . . . . . . . . . . . . .               65,885           21,646
Property and equipment. . . . . . . . . . . . . . . . . .                5,167            3,487
Accumulated depreciation. . . . . . . . . . . . . . . . .               (1,141)            (828)
                                                           --------------------  ---------------
Property and equipment, net . . . . . . . . . . . . . . .                4,026            2,659
Other assets, net . . . . . . . . . . . . . . . . . . . .                1,067              917
                                                           --------------------  ---------------
     Total assets . . . . . . . . . . . . . . . . . . . .  $            70,978   $       25,222
                                                           ====================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . .  $             1,999   $        2,052
  Accrued expenses and other liabilities. . . . . . . . .                1,603              956
  Unearned revenue. . . . . . . . . . . . . . . . . . . .                  426              188
  Current portion of long-term debt . . . . . . . . . . .                  104              127
                                                           --------------------  ---------------
     Total current liabilities. . . . . . . . . . . . . .                4,132            3,323
Long-term debt, less current portion. . . . . . . . . . .                    -               20
Commitments and contingencies:
  Redeemable convertible preferred stock. . . . . . . . .                    -           48,215
  Warrants to purchase redeemable
    convertible preferred stock . . . . . . . . . . . . .                    -               24
Stockholders' equity (deficit):
  Common stock - $.01 par value; 50,000,000 shares
   authorized and 17,506,680 shares issued and
   outstanding on September 30, 1999; 12,000,000
   shares authorized and 1,156,753 shares issued
   and outstanding on June 30, 1999 . . . . . . . . . . .                  175               12
  Additional paid-in-capital. . . . . . . . . . . . . . .              104,004            5,768
  Deferred stock compensation . . . . . . . . . . . . . .               (1,931)          (2,305)
  Retained deficit. . . . . . . . . . . . . . . . . . . .              (35,402)         (29,835)
                                                           --------------------  ---------------
     Total stockholders' equity (deficit) . . . . . . . .               66,846          (26,360)
                                                           --------------------  ---------------
     Total liabilities and stockholders' equity (deficit)  $            70,978   $       25,222
                                                           ====================  ===============



                 See accompanying notes to financial statements.

Garden.com,  Inc.
Statements  of  Operations
(Dollars  in  thousands,  except  per  share  data)


                                                For the quarter ended September 30,

                                                        1999          1998
                                                    ------------  ------------
                                                    (Unaudited)   (Unaudited)
REVENUES
  Products . . . . . . . . . . . . . . . . . . . .  $     1,159   $       333
  Advertising. . . . . . . . . . . . . . . . . . .          253            25
                                                    ------------  ------------
     Total revenues. . . . . . . . . . . . . . . .        1,412           358

COST OF REVENUES
  Products . . . . . . . . . . . . . . . . . . . .        1,049           359
  Advertising. . . . . . . . . . . . . . . . . . .           44            13
                                                    ------------  ------------
     Total cost of revenues. . . . . . . . . . . .        1,093           372

GROSS PROFIT (LOSS). . . . . . . . . . . . . . . .          319           (14)

OPERATING EXPENSES
  Marketing and sales. . . . . . . . . . . . . . .        2,699         2,133
  Content and product development. . . . . . . . .        1,408           640
  General and administrative . . . . . . . . . . .        1,655           616
  Amortization of deferred compensation. . . . . .          374           105
                                                    ------------  ------------
     Total operating expenses. . . . . . . . . . .        6,136         3,494

OPERATING LOSS . . . . . . . . . . . . . . . . . .       (5,817)       (3,508)

Other income and expense . . . . . . . . . . . . .          249           248
                                                    ------------  ------------

NET LOSS . . . . . . . . . . . . . . . . . . . . .  $    (5,568)  $    (3,260)
                                                    ============  ============

Basic net loss per share . . . . . . . . . . . . .  $     (1.45)  $     (3.23)
                                                    ============  ============

Pro forma basic net loss per share . . . . . . . .  $     (0.41)  $     (0.34)
                                                    ============  ============

Shares used in computing basic net loss per share.        3,828         1,010
                                                    ============  ============

Shares used in computing pro forma basic net loss
  per share. . . . . . . . . . . . . . . . . . . .       13,568         9,482
                                                    ============  ============







                 See accompanying notes to financial statements.

Garden.com,  Inc.
Statements  of  Cash  Flows
(Dollars  in  thousands)


                                         For the quarter ended September 30,

                                                  1999          1998
                                              ------------  ------------
                                              (Unaudited)   (Unaudited)
Operating activities:
  Net loss . . . . . . . . . . . . . . . . .  $    (5,568)  $    (3,260)

Adjustments to reconcile net loss to cash
  used in operating activities:
  Depreciation and amortization. . . . . . .          347           112
  Amortization of deferred compensation. . .          374           105

Changes in operating assets and liabilities:
  Prepaid advertising. . . . . . . . . . . .         (541)         (107)
  Other prepaid expenses and current assets.         (530)         (105)
  Inventory. . . . . . . . . . . . . . . . .         (381)            -
  Accounts payable . . . . . . . . . . . . .          (53)          (14)
  Accrued expenses and other liabilities . .          648         1,185
  Unearned revenue . . . . . . . . . . . . .          238           114
                                              ------------  ------------
    Net cash used in operating activities. .       (5,466)       (1,970)

Investing activities:
  Purchase of other assets . . . . . . . . .         (185)            -
  Purchase of property and equipment . . . .       (1,679)         (264)
  Purchase of investments. . . . . . . . . .      (14,824)            -
                                              ------------  ------------
    Net cash used in investing activities. .      (16,688)         (264)

Financing activities:
  Repayment of long-term debt. . . . . . . .          (44)          (50)
  Exercise of stock options. . . . . . . . .           10            10
  Exercise of warrants . . . . . . . . . . .          210             -
  Proceeds from issuance of common stock,
    net of issuance costs of $1,954. . . . .       49,940             -
                                              ------------  ------------
    Net cash provided by (used in) financing
      activities . . . . . . . . . . . . . .       50,116           (40)

Increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . .       27,962        (2,274)

Cash and cash equivalents, beginning of
  period . . . . . . . . . . . . . . . . . .       15,340        19,042
                                              ------------  ------------
Cash and cash equivalents, end of period . .  $    43,302   $    16,768
                                              ============  ============


                 See accompanying notes to financial statements.

GARDEN.COM,  INC.
NOTES  TO  UNAUDITED  FINANCIAL  STATEMENTS

NOTE  1  -  ACCOUNTING  POLICIES
UNAUDITED  INTERIM  FINANCIAL  INFORMATION

     The financial statements as of September 30, 1999 and 1998 have been prepared by Garden.com, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Form S-1 Registration Statement declared effective on September 15, 1999 (the "S-1") (SEC File No. 333-79487).

     Certain prior-period balances have been reclassified to conform to the current-period presentation.

USE  OF  ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPREHENSIVE  LOSS

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company does not have any components of comprehensive income or loss for the quarter ended September 30, 1999.

NOTE  2  -  COMMITMENTS  AND  CONTINGENCIES

LEGAL  PROCEEDINGS

     From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment related claims and claims of alleged infringement of trademarks, copyrights and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

NOTE  3  -  STOCKHOLDERS'  EQUITY

     On September 21, 1999, the Company completed its initial public offering of 4,650,000 shares of its common stock, which also included 550,000 shares sold by the Company pursuant to the underwriters' overallotment option. Net proceeds to the Company aggregated $49.9 million. As of the closing date of the offering, all of the redeemable convertible preferred stock outstanding was converted into an aggregate of 11,637,422 shares of common stock. On September 17, 1999 warrants issued by the Company in connection with the prior issuance of convertible preferred stock were exercised. The exercise of these warrants resulted in the Company issuing 29,370 shares of common stock.

     In August 1999, the Company's Board of Directors declared a stock split of four shares for every five shares of Common Stock then outstanding. The stock split was effective September 15, 1999, the date the S-1 was declared effective. Accordingly, the accompanying financial statements and footnotes have been restated to reflect the stock split. The par value of the shares of common stock to be issued in connection with the stock split was credited to common stock and a like amount charged to additional paid-in capital.

BASIC  NET  LOSS  PER  SHARE

     Basic net loss per share is computed using the weighted average number of common shares outstanding. Shares associated with stock options are not included because they are antidilutive. The shares of redeemable convertible preferred stock automatically converted into common stock effective upon the closing of the Company's initial public offering are included in the calculation of weighted average number of shares as of that date.

PRO  FORMA  BASIC  NET  LOSS  PER  SHARE

     Pro forma basic net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's redeemable convertible preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred on July 1, 1998, or at the date of original issuance, if later.

     The following table sets forth the computation of basic net loss per share and pro forma basic net loss per share for the periods indicated (in thousands, except per share amount):



                                                Quarter Ended September 30,

                                                       1999      1998
                                                     --------  --------
Numerator:
  Net loss. . . . . . . . . . . . . . . . . . . . .  $(5,568)  $(3,260)
Denominator:
  Weighted average shares . . . . . . . . . . . . .    3,828     1,010
                                                     --------  --------

  Denominator for basic calculation . . . . . . . .    3,828     1,010
Weighted average effect of pro forma securities:
  Series A Redeemable Convertible Preferred Stock .      502       600
  Series B Redeemable Convertible Preferred Stock .      957     1,144
  Series C-1 Redeemable Convertible Preferred Stock    2,021     2,414
  Series D Redeemable Convertible Preferred Stock .    3,610     4,314
  Series E Redeemable Convertible Preferred Stock .    2,650         -
                                                     --------  --------
Denominator for pro forma calculation . . . . . . .   13,568     9,482
Net loss per share:
  Basic . . . . . . . . . . . . . . . . . . . . . .  $ (1.45)  $ (3.23)
  Pro forma . . . . . . . . . . . . . . . . . . . .  $ (0.41)  $ (0.34)

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
       CONDITION  AND  RESULTS  OF  OPERATIONS

OVERVIEW

     The following is a discussion and analysis of the Company's financial condition, results of operations, liquidity and capital resources. The discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere herein. This Form 10-Q and the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact the Company makes in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and the Company's future results of operations or financial position are forward-looking statements. Forward-looking statements reflect the Company's current expectations and are inherently uncertain. The Company's actual results may differ significantly from the Company's expectations. The section entitled "Additional Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

RESULTS  OF  OPERATIONS

PRODUCT  REVENUES



                  Quarter  Ended  September  30,
                  -------------------------------
                       1999             1998         % Change
                  ---------------  -------------  -------------
                            (In Thousands)
Product revenues  $         1,159  $         333           248%


     Product revenues consist of product sales to customers and charges to customers for shipping. Revenues for products are recognized when the products are shipped to the customer. Revenues are recorded net of promotional discounts and coupons. Product returns are recorded as a reduction of revenues. The growth in product revenues in the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 is primarily attributable to increases in both the Company's cumulative customer base and repeat orders taken from the Company's existing customers. The cumulative customer base increased 255% to 110,000 for the quarter ended September 30, 1999 as compared to 31,000 for the same quarter in the prior fiscal year. During the quarter as a percent of total orders taken, purchases from existing customers increased to 50.9% as compared to 29.0% for the quarter ended September 30, 1998.

ADVERTISING  REVENUES


                  Quarter  Ended  September  30,
                  -------------------------------
                       1999             1998         % Change
                      ---------------  -------------  -------------
                               (In Thousands)
Advertising revenues  $           253  $          25           912%



     Advertising revenues consist primarily of short-term advertising contracts for either guaranteed impression levels on the Company's Web sites, or advertising placements in the Company's print publications. Those revenues are recognized ratably in the period in which the advertisement is displayed. The Company also recognizes a small portion of its advertising revenues through barter transactions in which advertising in print publications is exchanged for either guaranteed impressions on the Company's Web site or by providing Web site services. Advertising revenues increased primarily due to a 96% increase in page views on the garden.com Web site to 23.9 million for the quarter ended September 30, 1999 as compared to 12.2 million for the quarter ended September 30, 1998.

GROSS  PROFIT


                  Quarter  Ended  September  30,
                  -------------------------------
                       1999             1998         % Change
                  ---------------  -------------  -------------
                           (In Thousands)
Gross profit      $           319  $        (14)              -
Gross margin                 22.6%         (3.9%)

     Gross profit consists of total revenues minus cost of total revenues. Cost of total revenues consists primarily of the cost of products sold to customers, shipping and handling costs for product sales, and advertising sales commissions paid both to a third party advertising agency and to the Company's internal advertising sales department. The increase in gross profit in absolute dollars is due in part to the Company's overall increased total revenues. Gross margin increased primarily due to the elimination of a one-time promotional activity, which totaled $79,000 in the quarter ended September 30, 1998 and which reduced gross margin from 18.2% to (3.9%) for that period. The Company typically experiences some sequential quarterly variances in gross margins due to seasonal shifts in sales of its product mix. Additionally, the Company may at times use discounting and other promotional activities to promote customer purchases that would negatively affect gross margins.

MARKETING  AND  SALES


                            Quarter  Ended  September  30,
                            -------------------------------
                                 1999             1998         % Change
                            ---------------  -------------  -------------
                                     (In Thousands)
Marketing and sales          $         2,699  $       2,133         26.5%
Percentage of total revenues           191.1%         595.8%

     Marketing and sales expenses consist primarily of advertising and promotional expenditures, payroll and related expenses for personnel engaged in marketing, customer solutions, advertising sales and distribution activities and distribution expenses. Marketing and sales expenses increased, in absolute dollars, primarily due to an increase in the Company's advertising and promotional expenditures, and increases in payroll costs associated with the Company's marketing and customer solutions departments. Such expenses decreased as a percentage of total revenues due to the significant increase in total revenues. The Company intends to continue to pursue an aggressive branding and marketing campaign and to hire additional marketing and sales personnel and, therefore, expects marketing and sales expenses to increase significantly in absolute dollars in future periods. In addition, if the Company's sales volume increases in future periods, the Company will need to continue to expand its customer solutions and distribution departments, which will result in increased marketing and sales expenses.


CONTENT  AND  PRODUCT  DEVELOPMENT


                            Quarter  Ended  September  30,
                            -------------------------------
                                 1999             1998         % Change
                            ---------------  -------------  -------------
                                     (In Thousands)
Content and product
 development                 $         1,408  $         640          120%
Percentage of total revenues            99.7%         178.8%


     Content and product development expenses consist of payroll and related expenses for personnel involved in creating and publishing content, product merchandising and Web site development. The increase in content and product development expenses in absolute dollars is primarily due to an increase in payroll and related costs used for hiring additional personnel as well as associated costs related to enhancing the products and features, editorial content and functionality of the Company's Web sites. Such expenses decreased as a percentage of total revenues due to the significant increase in total revenues. The Company believes that continued investment in content and product development is critical to attaining its strategic objectives and, as a result, the Company expects content and product development expenses to increase in absolute dollars in future periods.

GENERAL  AND  ADMINISTRATIVE


                            Quarter  Ended  September  30,
                            -------------------------------
                                 1999             1998         % Change
                            ---------------  -------------  -------------
                                     (In Thousands)
General and
 administrative              $         1,655  $         616        168.7%
Percentage of total revenues           117.2%         172.1%

     General and administrative expenses consist of payroll and related expenses for general corporate functions, including supplier operations support, finance, facilities expenses, professional services expenses, depreciation and amortization of other assets. The increase in general and administrative expenses in absolute dollars is primarily due to an increase in payroll and related costs used for hiring additional personnel as well as associated expenses necessary to support the growth of the Company's operations, including facilities, professional services and supplier operations support. Such expenses decreased as a percentage of total revenues due to the significant increase in total revenues. The Company expects general and administrative expenses to increase in absolute dollars in future periods as the Company expands its staff and incurs additional costs related to the growth of its business.

AMORTIZATION  OF  DEFERRED  COMPENSATION


                         Quarter  Ended  September  30,
                         -------------------------------
                              1999              1998
                         ---------------  ---------------
                                 (In Thousands)
Amortization of
  deferred compensation  $           374  $           105



     Deferred stock compensation is amortized to expense over the vesting periods of the applicable stock options. The Company expects to record $763,000 of amortization over the remaining nine months ended June 30, 2000. These amounts represent the difference between the exercise price of stock option grants and the deemed fair value of the Company's common stock at the time of such grants. Amortization of deferred compensation expense for each of the next four fiscal years is expected to be as follows:

Year  ended               Amount  in  thousands
-----------               ---------------------

June  30,  2001                      $614
June  30,  2002                       348
June  30,  2003                       166
June  30,  2004                        40

INTEREST  INCOME  AND  EXPENSE

                      Quarter  Ended  September  30,
                      -------------------------------
                           1999             1998         % Change
                      ---------------  -------------  -------------
                               (In Thousands)
Interest income        $           252  $         252             -
Interest expense       $             3  $           5           (40%)



     Interest income remained at the same level due to similar average cash balances during both the quarters ended September 30, 1999 and September 30, 1998, respectively. Interest income is expected to increase because subsequent quarters will include a full three months of interest income on the proceeds of the Company's initial public offering.

INCOME  TAXES

     The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. Utilization of the Company's net operating loss carryforwards, which begin to expire in 2011, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 1999, the Company's principal source of liquidity consisted of $43.3 million of cash and cash equivalents compared to $15.3 million of cash and cash equivalents at June 30, 1999.

     Net cash used in operating activities was $5.5 million and $2.0 million for the quarters ended September 30, 1999 and 1998, respectively. Net operating cash flows were primarily attributable to quarterly net losses and increases in prepaid advertising, other prepaid expenses and current assets, and inventories, offset by increases in accrued expenses and unearned revenue.

     Net cash used in investing activities was $16.7 million and $264,000 for the quarters ended September 30, 1999 and 1998, respectively, and consisted of purchases of investments, property and equipment and other assets. Cash available for investment purposes increased substantially in the quarter ended September 30, 1999 as a result of the proceeds from the issuance of common stock in the Company's initial public offering.

     Net cash provided by financing activities of $50.1 million for the quarter ended September 30, 1999 resulted from net proceeds from the issuance of common stock in the Company's initial public offering. Net cash used in financing activities of $40,000 for the quarter ended September 30, 1998 resulted from payments on the Company's long term debt net of the proceeds from stock option exercises.

     The Company believes that current cash and marketable securities and investments balances will be sufficient to meet its anticipated cash needs through the remainder of the fiscal year ended June 30, 2000. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

YEAR  2000  PREPARATIONS

     The Year 2000 issue is the potential for system and processing failures of date related data and is the result of the computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company may be affected by the Year 2000 issue related to non-compliant information technology ("IT") systems or non-IT systems operated by the Company or by third parties. The Company has not completed its assessment of its internal and external (third-party) IT systems and non-IT systems. As of the date of this filing, the Company's Year 2000 compliance assessment is as follows:

     - Web site and database servers and Web site software applications provided by vendors, including Sun Microsystems, Apache, Oracle, Netgravity and Verity, all are now Year 2000 compliant per the specifications of the manufacturer.

     - The Company's Web site equipment is now Year 2000 compliant per the specifications of the manufacturer and assurance of the Company's network service provider.

     - The Company has completed its proprietary software assessment. Based on its assessment, the Company believes it is Year 2000 compliant, although no assurances can be given that the Company will not encounter any Year 2000 compliance issues with respect to its proprietary software.

     - Telecommunications equipment provided by vendors, including Northern Telecom and Southwestern Bell, are now all Year 2000 compliant per the specifications of the manufacturer.

     - Back-office network servers, software and equipment will require upgrades, or patches, from vendors, including Microsoft and Dell. The Company is in the process of making these upgrades, and anticipates these systems will be Year 2000 compliant by the end of 1999. The Company's accounting software system is already Year 2000 compliant.

     - Personal computers and desktop applications will require upgrades, or patches, from vendors, including Microsoft and Dell. The Company is in the process of making these upgrades, and anticipates these systems will be Year 2000 compliant by the end of 1999.

     - Non-IT systems assessment is in progress, and the Company anticipates it will be complete by the end of the year. The Company does not believe non-IT systems Year 2000 compliance poses a material risk to the Company because no non-IT systems components are critical to its operating success. However, the non-IT systems of third parties may not be compliant. The compliance of the third parties' non-IT systems will be addressed in the Company's external systems assessment by the end of 1999.

     - The Company is now assessing its external systems. By the end of 1999 the Company's plans to obtain Year 2000 compliance assurances from suppliers of most of its products and from key external trading partners, including telecommunications and electricity service providers.

     The Company has not finalized its contingency plan. The Company plans to finalize its contingency plan after it has completed its Year 2000 compliance assessment. The costs associated with remediating the Company's non-compliant
IT systems and non-IT systems have not been material to date and the Company does not anticipate that such costs will be material in the future, although there can be no assurance that such costs will not be material.

     To the extent that the Company's assessment is finalized without identifying any material non-compliant IT systems operated by the Company or by third parties, the likely worst case Year 2000 scenario is a systematic failure beyond the Company's control, such as a prolonged telecommunications or electrical failure. Such a failure could prevent the Company from operating its business, prevent users from accessing its Web sites, or change the behavior of advertising consumers or persons accessing its Web sites. The Company believes that the primary business risks, in the event of such failure, would include:

     -     lost  advertising  revenues;

     -     increased  operating  costs;

     -     loss  of  consumers or persons accessing the Company's Web sites, and

     -     claims  of  mismanagement,  misrepresentation  or breach of contract.

     Any of these risks would likely harm the Company's business, operating results and financial condition.

ADDITIONAL  FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

     In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this report and in the Company's Registration Statement on Form S-1, the following additional factors may affect the Company's future results.

RISKS  RELATED  TO  THE  COMPANY'S  BUSINESS

THE COMPANY HAS A HISTORY OF SIGNIFICANT LOSSES AND EXPECTS TO INCUR SUBSTANTIAL NET LOSSES IN THE FUTURE. IF THE COMPANY DOES NOT ACHIEVE PROFITABILITY, ITS FINANCIAL CONDITION AND ITS STOCK PRICE COULD SUFFER.

     The Company incurred net losses of $0.7 million in its inception period from October 2, 1995 through June 30, 1996, $2.4 million in fiscal 1997, $4.7 million in fiscal 1998, $19.1 million in fiscal 1999 and $5.6 million in the first quarter of fiscal 2000. As of September 30, 1999, the Company has incurred cumulative net losses of $32.5 million. The Company expects to experience operating losses and negative cash flow for the foreseeable future. The Company anticipates its losses will increase significantly from current levels because future revenues may not increase sufficiently to offset additional costs and expenses related to brand development, marketing and other promotional activities, content development and technology and infrastructure development. The Company does not have sufficient cash to indefinitely sustain these operating losses. Further, the Company will need to generate significant revenues to achieve and maintain profitability. Although the Company's revenues have grown significantly in recent quarters, the Company cannot be certain that it can sustain these growth rates or that it will achieve sufficient revenues for profitability. If the Company does achieve profitability, it cannot be certain that it can sustain or increase profitability on a quarterly or annual basis in the future. The Company has been unable to fund its operations with the cash generated from its business. If the Company does not generate cash sufficient to fund its operations, it may need additional financing to continue its growth or its growth may be limited. To date, the Company has funded its operations from the sale of equity securities and has not generated sufficient cash from operations. Cash from revenues must increase significantly for the Company to fund anticipated development and marketing costs internally. If the Company's cash flows are insufficient to fund these costs, it may need to fund its growth through additional debt or equity financings or reduce costs. Further, the Company may not be able to obtain financing on satisfactory terms. The Company's inability to finance its growth, either internally or externally, may limit its growth potential and its ability to execute its business strategy.

THE COMPANY HAS A LIMITED OPERATING HISTORY AND EXPECTS TO ENCOUNTER RISKS AND DIFFICULTIES FREQUENTLY FACED BY EARLY STAGE COMPANIES IN RAPIDLY EVOLVING MARKETS. THIS SUBJECTS THE COMPANY'S STOCKHOLDERS TO ADDITIONAL RISKS THAT THE COMPANY'S MARKET MAY NOT DEVELOP AS ANTICIPATED OR THAT THE COMPANY MAY NOT SUCCESSFULLY EXECUTE ITS BUSINESS STRATEGY.

     The Company has a limited operating history on which to base an evaluation of its business and prospects. The Company was formed in December 1995, and it initiated its online operations and first recognized revenues in March 1996. Accordingly, the

Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by early stage companies in new and rapidly evolving markets such as online commerce. Because of the Company's limited operating history, it is difficult to assess whether the Company will succeed at executing on its business strategy, managing growth, and addressing the market risks that it faces in a rapidly developing market.

     The online market for gardening and gardening-related products is new and rapidly developing. As is typical for any new, rapidly developing market, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. It is also difficult to predict the online gardening market's future growth rate. The online gardening market may fail to develop, develop more slowly than expected or become saturated with competitors, or the Company's products may not achieve or sustain market acceptance. To address these risks, the Company must maintain and expand its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade the technology and systems that the Company uses to process customers' orders and payments, improve its Web sites, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing these risks, and any failure by the Company to do so could have a negative impact on its business, operating results and financial condition.

THE  COMPANY'S  DEPENDENCE  ON THE HIGHLY SEASONAL GARDENING INDUSTRY WILL CAUSE
ITS  OPERATING  RESULTS  TO  VARY  FROM  QUARTER  TO  QUARTER.

     Seasonal factors typically influence product availability and the timing of product shipments, which may affect both product demand and the period of revenue recognition and, in turn, influence the Company's quarterly revenues and product margins. For instance, the Company expects its revenues to be relatively higher in its fourth fiscal quarter, which coincides with the spring gardening season, and relatively lower in its first fiscal quarter, reflecting decreasing consumer demand for garden products during the late summer. In addition, as is typical for gardening retailers, the Company's product mix generally varies by season. Due to this variation in product mix offered during the year, the Company's gross margin fluctuates on a quarterly basis reflecting the sale of higher margin products during the holiday season, such as gifts and decorating items, and the sale of lower margin products during the spring season, such as live plants. Furthermore, the Company anticipates that operating costs will typically increase in the third quarter of its fiscal year as marketing expenses increase in anticipation of the spring planting season.

     Due to the Company's limited operating history, it is difficult to predict the seasonal pattern of the Company's future revenues and operating costs and the impact of such seasonality on the Company's future operating results. If they become more pronounced, seasonal revenue and cost patterns may strain the Company's personnel and fulfillment activities and could cause a shortfall in revenues as compared to costs in a given period.

THE COMPANY EXPECTS ITS QUARTERLY OPERATING RESULTS TO FLUCTUATE. IF THE COMPANY FAILS TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF THE COMPANY'S COMMON STOCK COULD DECLINE.

     The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside its control. As a result, the Company believes that quarterly comparisons of its operating results are not necessarily meaningful and that investors should not rely on the results of one quarter as an indication of the Company's future performance. The Company believes it is likely that, in the future, fluctuations in its quarterly operating results will cause its results to fall below the expectations of securities analysts and investors, which could cause the price of the Company's common stock to drop. The Company believes that many of the other risk factors listed in this report may negatively affect its quarterly operating results and contribute to fluctuations. Further, the Company's quarterly gross margins also may be impacted by a number of different factors that are difficult for the Company to anticipate at this stage in its business. Likely causes of gross margin fluctuations include changes in the mix of online product revenues as compared to advertising revenues, the mix of products sold and the mix of revenues derived from purchases originating from the Company's Web sites and the Web sites of its distribution and advertising partners.

     The Company's limited operating history and the rapidly evolving nature of its industry make forecasting quarterly operating results difficult. Accordingly, the Company bases its expenses in large part on its operating plans and future revenue projections. Most of the Company's expenses are fixed in the short term, and the Company may not be able to quickly reduce spending if its revenues are lower than it projects. Therefore, any significant shortfall in revenues would likely have an immediate, negative impact on the Company's business, operating results and financial condition.

ESTABLISHING THE GARDEN.COM BRAND QUICKLY AND COST-EFFECTIVELY IS ESSENTIAL FOR THE COMPANY TO BE SUCCESSFUL. IF THE COMPANY DOES NOT ESTABLISH THE GARDEN.COM BRAND QUICKLY, IT MAY NOT CAPTURE SUFFICIENT MARKET SHARE OR INCREASE REVENUES ENOUGH TO ACHIEVE PROFITABILITY.

     The Company believes that it must establish, maintain and enhance the Garden.com brand to attract more customers to its Web sites and to generate revenues from product sales and advertising. Brand recognition and customer loyalty will become increasingly important as more companies with well-established brands in online services or the gardening industry offer competing services on the Internet. For example, existing gardening retailers with established brand names may establish an online presence that competes with the Company's Web sites and existing online providers with better name recognition than Garden.com may begin selling garden products. Development of the Garden.com brand will depend largely on the Company's success in providing a high quality online experience supported by a high level of customer service, which cannot be assured. The Company expects that it will need to increase substantially its spending on programs designed to create and maintain strong brand loyalty among customers and the Company cannot be certain that its efforts will be successful.

THE COMPANY EXPECTS SIGNIFICANT INCREASES IN IT OPERATING EXPENSES, WHICH COULD HAVE A NEGATIVE IMPACT ON ITS OPERATING RESULTS.

     The Company plans to increase its operating expenses substantially to develop the Garden.com brand nationally, offer new gardening-related products and services, enter into additional strategic relationships and further develop its technology and transaction-processing systems. These expenses will be incurred before the Company derives any revenues from this increased spending, and the timing of these expenses may contribute to fluctuations in quarterly operating results. If the Company's revenues do not increase proportionately with these expenses, its losses will be greater than expected.

GARDENING CONSUMERS MAY NOT ACCEPT THE COMPANY'S ONLINE SOLUTION. THIS MAY RESULT IN SLOWER REVENUE GROWTH, LOSS OF REVENUES AND INCREASED OPERATING LOSSES.

     To be successful, the Company must attract and retain a significant number of consumers to the garden.com Web site at a reasonable cost. Any significant shortfall in the number of transactions occurring over the Company's Web site will negatively affect its financial results by increasing or prolonging operating losses. Conversion of customers from traditional shopping methods to electronic shopping may not occur as rapidly as the Company expects, if at all. Therefore, the Company may not achieve the critical mass of customer traffic it believes is necessary to become successful. Specific factors that could prevent widespread customer acceptance of the Company's solution, and its ability to grow revenues, include:

-     customer  concerns  about  the  security  of  online  transactions;

- customer concerns about buying live plants and other gardening materials without first seeing them;

-     pricing  that  may  not  meet  customer  expectations;

- customer resistance to shipping charges, which generally do not apply to purchases from traditional retail outlets;

-     difficulties  in  timely shipment of plants, flowers and other live goods;

-     shipment  of damaged goods or wrong products from the Company's suppliers;

- delivery time before customers receive Internet orders, unlike the immediate receipt of products at traditional retail outlets; and

-     difficulties  in  returning  or  exchanging  orders.

THE COMPANY DEPENDS ON THE ECONOMIC STRENGTH OF THE GARDENING INDUSTRY AND FAVORABLE GENERAL ECONOMIC CONDITIONS. ANY SIGNIFICANT DOWNTURN IN THE GARDENING INDUSTRY OR IN GENERAL ECONOMIC CONDITIONS COULD RESULT IN DECREASED REVENUES AND COULD SERIOUSLY HARM THE COMPANY'S BUSINESS.

     The Company derives substantially all of its revenues directly or indirectly from the gardening industry, and its future operating results depend on the economic strength of this industry. Any significant downturn in the gardening industry could result in decreased revenues and seriously harm the Company's business, operating results and financial condition. Purchases of gardening and gardening-related products are typically discretionary for consumers and may be harmed by negative trends in the general economy. In addition, the Company's business strategy relies on advertising by and agreements with other Internet companies. Any significant deterioration in general economic conditions that harms these companies could result in decreased advertising revenues and have a negative impact on the Company's business, operating results and financial condition.

THE COMPANY'S BUSINESS RELIES ON ITS ABILITY TO MAINTAIN RELATIONSHIPS WITH ITS SUPPLIERS TO OBTAIN SUFFICIENT QUANTITIES OF QUALITY MERCHANDISE ON ACCEPTABLE COMMERCIAL TERMS. IF THE COMPANY FAILS TO MAINTAIN ITS SUPPLIER RELATIONSHIPS ON ACCEPTABLE TERMS, ITS SALES AND PROFITABILITY COULD SUFFER.

     Because the Company carries minimal inventory and relies largely on rapid fulfillment from its suppliers, the Company's business would be seriously harmed if it were unable to develop and maintain relationships with suppliers that allow it to obtain sufficient quantities of quality merchandise on acceptable commercial terms. The Company's contracts or arrangements with suppliers do not guarantee the availability of merchandise, establish guaranteed prices or provide for the continuation of particular pricing practices. Although the Company has alternative sources of supply for a small percentage of the products it offers, the Company has not established alternative sources for all its products. The Company's current suppliers may not continue to sell products to it on current terms or at all, and the Company may not be able to establish new supply relationships to ensure delivery of product in a timely and efficient manner or on terms acceptable to it. In addition, the Company's supply contracts typically do not restrict a supplier from selling products to retailers other than online retailers, which could limit the Company's ability to supply the quantity of product requested by its customers. If the Company cannot supply its products to consumers at acceptable prices, the Company may lose sales and market share as consumers make purchases elsewhere. Further, an increase in supply costs could increase operating losses beyond current expectations.

THE COMPANY DEPENDS ON ITS THIRD PARTY SUPPLIERS TO PROVIDE QUALITY PRODUCTS DIRECTLY TO ITS CUSTOMERS. THE COMPANY COULD LOSE REVENUES AND MARKET SHARE AND ITS BRAND NAME COULD BE HARMED IF THE COMPANY'S SUPPLIERS FAIL TO SHIP QUALITY PRODUCTS TO ITS CONSUMERS.

     Because the Company's revenues depend on the number of customers who buy products from the Company, the reliability and quality of the Company's products are critical to its operating results. The Company is heavily dependent on suppliers for assuring the quality and health of the products shipped directly to the Company's customers. The failure of the Company's suppliers to consistently provide high quality products could result in lost revenues, delays in customer acceptance, damage to the Company's reputation and harm to the Company's brand name. In addition, the Company does not currently maintain insurance against any product defect losses and, accordingly, could be subject to significant defense costs or damages in the event of a significant product defect claim.

WEATHER AND OTHER ACTS OF NATURE COULD AFFECT THE SUPPLY OF AND DEMAND FOR THE COMPANY'S PRODUCTS. AS A RESULT, INCLEMENT WEATHER COULD INCREASE THE COMPANY'S COSTS OR DECREASE ITS REVENUES.

     Weather and other acts of nature outside of the Company's control could negatively impact its business, operating results and financial condition.

Adverse weather, such as frost, droughts, floods and other severe weather patterns, as well as plant diseases and pests can reduce or eliminate the supply of live products, which could lead to increased prices for available products. In addition, adverse weather or other growing conditions could negatively impact consumer demand for gardening and gardening-related products. For example, a late spring can lead to delayed or poor spring growing conditions for the Company's live goods reducing product availability. Decreased availability could lead to reduced sales or increased costs and operating losses. Further, inclement weather during the peak gardening season in spring and early summer may discourage consumer gardening purchases.

BECAUSE THE COMPANY FACES SIGNIFICANT COMPETITION FROM ESTABLISHED TRADITIONAL GARDENING RETAILERS, MAIL ORDER CATALOGS, ONLINE RETAILERS AND OTHERS, THE COMPANY MAY EMERGE FROM ITS PERIOD OF GROWTH WITH ONLY A MODEST INCREASE IN MARKET SHARE OR DECREASED PROFIT MARGINS.

     The Company may be unable to compete successfully against current and future competitors, and competitive pressures could have a negative impact on the Company's business, operating results and financial condition. Online commerce, and specifically the online retail gardening market, is new and rapidly evolving, and the Company expects competition to intensify in the future as companies attempt to utilize the advantages of the Internet. The Company's competition includes existing companies that have built or are trying to establish an online retail presence, as well as new entrants trying to build a brand online. The Company currently or potentially competes with a variety of other companies, including:

-     local  nurseries  and  gardening  centers;

- home improvement superstores, such as Lowe's and Home Depot, and mass merchant retailers, such as Wal-Mart;

- established gardening mail order catalogs, including Foster & Gallagher and Smith & Hawken;

- media groups with existing, well-defined brands in the home and garden market, such as Martha Stewart Living; and

- multi-channel online retailers seeking to diversify their product offerings, such as 1-800-FLOWERS and FTD.

     The Company expects competition to increase as current competitors increase the sophistication of their offerings and as new participants enter the market. Many of the Company's current and potential store-based, catalog and online competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company does and could enter into strategic or commercial relationships with larger, more established and well-financed companies. Due to their size and greater resources, many of the Company's current and potential competitors may be able to secure services and products from suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to Web site and systems development than the Company does. Their financial strength could prevent the Company from increasing market share. In addition, the development of new technologies and the expansion of existing technologies, such as price comparison programs that select specific products from a variety of Web sites, may increase competitive pressures on the Company. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition.

THE COMPANY DEPENDS UPON FEDERAL EXPRESS TO DELIVER ITS PRODUCTS ON A TIMELY AND CONSISTENT BASIS. A DETERIORATION IN THE COMPANY'S RELATIONSHIP WITH FEDERAL EXPRESS COULD DECREASE THE COMPANY'S ABILITY TO TRACK SHIPMENTS, CAUSE SHIPMENT DELAYS, AND INCREASE ITS SHIPPING COSTS AND THE NUMBER OF DAMAGED PRODUCTS.

     The Company's supply and distribution system is dependent upon its relationship with Federal Express. Federal Express ships substantially all of the Company's orders, and the Company does not currently maintain a distribution relationship with any other carrier. Because the Company does not have a written agreement with Federal Express, the Company cannot be sure that its relationship with Federal Express will continue on terms favorable to the
Company, if at all. If the Company's relationship with Federal Express is terminated or impaired or if Federal Express is unable to deliver product for the Company, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition or for any other reason, the Company would be required to use alternative carriers for the shipment of products to its customers. The Company may be unable to engage an alternative carrier on a timely basis or upon terms favorable to the Company. Changing carriers would likely have a negative effect on the Company's business, operating results and financial condition. Potential adverse consequences include:

-     reduced  visibility  into  order  status  and  package  tracking;

-     delays  in  order  processing  and  product  delivery;

-     increased  cost  of  delivery,  resulting  in  reduced  gross margins; and

- reduced shipment quality which may result in damaged products and customer dissatisfaction.

THE COMPANY RELIES SUBSTANTIALLY ON ITS RELATIONSHIPS WITH VARIOUS ONLINE SERVICES, SEARCH ENGINES AND DIRECTORIES TO DRIVE TRAFFIC TO THE COMPANY'S WEB SITES. IF THESE RELATIONSHIPS DO NOT CONTINUE, IT WILL BE DIFFICULT FOR THE COMPANY TO INCREASE MARKET SHARE AND ACHIEVE PROFITABILITY.

The Company has relationships with various online services, search engines and directories to provide content and advertising banners that hyperlink to the Company's Web sites. The Company relies on search engines, directories and other navigational tools to direct traffic to the Company's Web sites. The Company cannot be sure that such relationships will be available to it in the future on acceptable commercial terms, if at all. If the Company is unable to maintain satisfactory relationships with these parties on acceptable commercial terms, or if the Company's competitors are better able to leverage such relationships, the Company's business, operating results and financial condition could be negatively affected. The Company may not achieve sufficient online traffic or product purchases to realize sufficient sales to compensate for the Company's significant obligations to these distribution and advertising partners. Failure to achieve sufficient traffic or generate sufficient revenues from purchases originating from third-party Web sites would likely reduce the Company's profit margins and may result in termination of these types of relationships. Without these relationships, it is unlikely that the Company can sufficiently increase market share and achieve profitability.

THE COMPANY'S PERFORMANCE, INCLUDING ITS REVENUE GROWTH, DEPENDS ON ITS ABILITY TO OFFER NEW AND EXPANDED PRODUCTS AND SERVICES.

     The Company plans to introduce new and expanded products and services and to enter into new relationships with third parties in order to generate additional revenues, attract more consumers, increase market share and respond to competition. The Company may be unable to offer such products or services in a cost- effective or timely manner. Furthermore, any new product or service the Company launches that is not favorably received by consumers could damage its reputation and brand name, resulting in lower revenues. Expansion of the Company's products or services in this manner would also require significant additional expenses and development and may strain the Company's management, financial and operational resources. The Company's business, operating results and financial condition could be seriously harmed if it is unable to generate revenues from expanded services or products sufficient to offset their cost. The Company's success also depends on its ability to accurately determine the products and features required by customers and to design and implement offerings that meet these requirements in a timely and efficient manner. The
Company may be unsuccessful in determining customer requirements, and the Company's offerings may not adequately satisfy current or future customer demands. Furthermore, even if the Company correctly forecasts customer demands, the Company may be unable to design and implement a Web site that meets these demands.

THE COMPANY HAS EXPERIENCED SIGNIFICANT GROWTH IN ITS BUSINESS IN RECENT PERIODS AND ANY INABILITY TO MANAGE THIS GROWTH AND ANY FUTURE GROWTH COULD HARM THE COMPANY'S BUSINESS.

     The Company's historical growth has placed, and any further growth is likely to continue to place, a significant strain on the Company's management and resources. Any failure to manage growth effectively could seriously harm the Company's business and operating results. The Company has also recently moved into new headquarters and significantly expanded its operations. To be successful, the Company will need to continue to implement management information systems and improve its operating, administrative, financing and accounting systems and controls. The Company will also need to train new employees and maintain close coordination among its executive, accounting, finance, marketing, sales and operations organizations. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention.

THE COMPANY RELIES ON CONTENT AND TECHNOLOGIES LICENSED FROM THIRD PARTIES. THE LOSS OF OR INCREASE IN COST OF THE COMPANY'S LICENSED CONTENT AND TECHNOLOGY MAY IMPAIR ITS ABILITY TO ASSIMILATE AND MAINTAIN CONSISTENT, APPEALING CONTENT OR MAINTAIN AND IMPROVE THE SERVICES THE COMPANY OFFERS TO CONSUMERS.

     The Company intends to continue to strategically license a portion of its content for its Web sites from third parties, including content that is integrated with internally developed content and used on the Company's Web sites to provide key services. Although substantially all of the content on garden.com is developed and created internally, the Company licenses a majority of the content for its Virtual Garden site from third parties. These third party content licenses may be unavailable to the Company on commercially reasonable terms, and the Company may be unable to integrate third party content successfully. Such content licenses may expose the Company to increased risks, including:

-     the  risks  associated  with  the  assimilation  of  new  content;

-     the  diversion of resources from the development of the Company's content;

- the inability to generate revenues from new content sufficient to offset associated acquisition costs; and

-     the  maintenance  of  uniform,  appealing  content.

     The inability to obtain any of these licenses could result in delays in site development or services until equivalent content can be identified, licensed and integrated. Any such delays in site development or services could negatively impact the Company's business, operating results and financial condition.

     The Company currently licenses some of the technology incorporated into its Web sites from third parties. For example, third parties have developed substantially all of the hardware used for the Company's Web sites. However, the Company has developed a majority of the software that the Company uses to run its Web sites. Therefore, the Company relies to a material extent on technology developed and licensed from third parties. This reliance on licensed technology exposes the Company to increased risks:

- third parties from which the Company licenses its technology may not be able to defend successfully their proprietary rights against claims of infringement, which could cause the Company to lose its rights to use such technology or increase its licensing costs;

- third parties from which the Company licenses its technology may not develop new technology quickly enough to meet the Company's needs for improvement; and

- renewals, replacements and upgrades for the Company's licensed technology may not be available on commercially reasonable terms.

     The loss of existing technology licenses could negatively affect the performance of the Company's existing services until equivalent technology can be identified, obtained and integrated. Failure to obtain new technology licenses may result in delays or reductions in the introduction of new features, functions or services. The Company's business could suffer if these risks materialize.

PROTECTION OF THE COMPANY'S DOMAIN NAMES IS UNCERTAIN. IF THE COMPANY CANNOT PROTECT ITS DOMAIN NAMES, IT WILL IMPAIR THE COMPANY'S ABILITY TO BRAND SUCCESSFULLY THE GARDEN.COM NAME.

     The Company currently holds various World Wide Web domain names, including garden.com. The acquisition and maintenance of domain names generally is regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, the Company may be unable to acquire or maintain relevant domain names in all countries in which it conducts business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, the Company may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of the Company's trademarks and other proprietary rights. The Company may not successfully carry out its business strategy of establishing a strong brand for Garden.com if the Company cannot prevent others from using similar domain names or trademarks. This could impair the Company's ability to increase market share and revenues.

THE COMPANY'S OPERATING RESULTS DEPEND ON ITS INTERNALLY DEVELOPED WEB SITES, NETWORK INFRASTRUCTURE AND TRANSACTION-PROCESSING SYSTEMS.

     The satisfactory performance, reliability and availability of the Company's Web sites, transaction-processing systems and network infrastructure are critical to the Company's operating results, as well as to its ability to attract and retain customers and maintain adequate customer service levels. Any system interruptions that result in the unavailability of the Company's Web sites or reduced performance of the transaction systems would reduce the volume of sales and the attractiveness of the Company's service offerings, which would seriously harm its business, operating results and financial condition. The Company is currently upgrading its system architecture to accommodate increased traffic and processing needs. The Company expects this process to be time consuming and expensive and its upgrade may not be successful.

     The Company uses internally developed systems for its Web sites and substantially all aspects of transaction processing, including customer profiling and order verifications. The Company has experienced periodic systems interruptions due to server failure, which the Company believes will continue to occur from time to time. If the volume of traffic on the Company's Web sites or the number of purchases made by customers substantially increases, the Company will need to further expand and upgrade its technology, transaction processing systems and network infrastructure. The Company has experienced and expect to continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions, which cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and delays in reporting accurate financial information.

     The Company's transaction processing systems and network infrastructure may not be able to accommodate increases in traffic in the future. The Company may be unable to project accurately the rate or timing of traffic increases or successfully upgrade its systems and infrastructure to accommodate future traffic levels on its Web sites. In addition, the Company may be unable in a timely manner to effectively upgrade and expand its transaction processing systems or to successfully integrate any newly developed or purchased modules with its existing systems. Any inability to do so could negatively impact the Company's sales volume, business, operating results and financial condition.

THE COMPANY'S COMPUTERS AND COMMUNICATIONS SYSTEMS ARE VULNERABLE TO DAMAGE OR INTERRUPTION WHICH MAY HINDER THE COMPANY'S ABILITY TO DELIVER TIMELY
INFORMATION  OR  EXECUTE  ONLINE  TRANSACTIONS.

     The Company's ability to successfully receive and fulfill orders and provide high quality customer service depends on the efficient and uninterrupted operation of its computer and communications hardware systems. Substantially all of the Company's computer and communications systems are located in three separate locations in Austin, Texas. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins and similar events. Despite the Company's implementation of network security measures, its servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and confirm customer orders. The occurrence of any of the foregoing risks could negatively impact the Company's sales volume, business, operating results and financial condition.

IF THE COMPANY EXPANDS ITS BUSINESS INTERNATIONALLY, ITS BUSINESS WOULD BECOME INCREASINGLY SUSCEPTIBLE TO NUMEROUS INTERNATIONAL BUSINESS RISKS AND CHALLENGES THAT COULD AFFECT THE COMPANY'S PROFITABILITY.

     The Company believes that the current globalization of the economy requires businesses to pursue or consider pursuing international expansion. The Company will probably expand into international markets. Although the Company has not had international sales revenue to date, the Company may increase its international sales efforts. International sales are subject to inherent risks and challenges that could affect the Company's profitability, including:

-     the  need  to  develop  new  supplier  relationships;

-     unexpected  changes  in international regulatory requirements and tariffs;

-     difficulties  in  staffing  and  managing  foreign  operations;

-     longer  payment  cycles;

-     greater  difficulty  in  accounts  receivable  collection;

-     potential  adverse  tax  consequences;

-     price  controls  or  other  restrictions  on  foreign  currency;  and

-     difficulties  in  obtaining  export  and  import  licenses.

     To the extent the Company generates international sales in the future, any negative effects on its international business could impact detrimentally the Company's business, operating results and financial condition as a whole. In particular, gains and losses on the conversion of foreign payments into U.S. dollars may contribute to fluctuations in the Company's results of operations and fluctuating exchange rates could cause reduced gross revenues and/or gross margins from dollar-denominated international sales.

FUTURE  ACQUISITIONS  COULD  INCREASE  THE  RISK  OF  THE  COMPANY'S  BUSINESS.

     The Company may broaden the scope and content of its Web sites by acquiring other online services and businesses or other gardening enterprises. As part of the Company's business strategy, the Company expects to review acquisition prospects that would complement its existing business, augment the distribution of its content and community or enhance its technical capabilities. The Company anticipates that it will acquire other businesses or assets meeting its strategic goals that can be purchased on terms acceptable to the Company. The Company may not locate suitable acquisition opportunities. Any future acquisitions would expose the Company to increased risks, including:

-     issuances  of  equity  securities  that  may dilute existing stockholders;

-     increased  debt  obligations  or  contingent  liabilities;

- risks associated with the assimilation of new operations, Web sites and personnel;

- the diversion of resources from the Company's existing businesses, sites and technologies;

- the inability to retain the customers of acquired businesses and generate sufficient revenues from new sites or businesses to offset associated acquisition costs;

-     the  maintenance  of uniform standards, controls, procedures and policies;
and

- the impairment of relationships with employees and customers as a result of any integration of new management personnel.

     If these risks materialize, future acquisitions could require additional capital investment or result in additional operating losses, amortization of goodwill and other intangible assets or other charges against earnings.

THE COMPANY IS SUBJECT TO GOVERNMENT REGULATIONS RELATING TO THE SHIPMENT OF LIVE GOODS, FERTILIZERS AND OTHER PRODUCTS, WHICH EXPOSES THE COMPANY TO RISKS THAT IT WILL BE FINED OR EXPOSED TO CIVIL OR CRIMINAL LIABILITY, RECEIVE
NEGATIVE  PUBLICITY  OR  BE  PREVENTED  FROM  SHIPPING PRODUCTS INTO ONE OR MORE
STATES.

     The Company is subject to federal, state and local laws and regulations relating to the shipment of live goods, fertilizers and other products. For instance, various federal, state and local authorities regulate the shipment of plants and products across their borders, in an attempt to restrict the introduction of harmful plants, pests and diseases. Additionally, products marketed or that may be marketed as fertilizers or pesticides are subject to federal, state and local laws and regulations. The Company currently relies on its suppliers to comply with these laws and regulations. However, the Company is unable to verify that its suppliers have complied or will comply with all such laws and regulations. The Company could be subject to the following if these requirements have not been fully met by its suppliers or by it directly:

- the Company could be fined or exposed to civil or criminal liability or remediation expenses;

-     the  Company  could  receive negative publicity, devaluing its brand name;
and

- the Company may be prevented from shipping products into one or more states.

THE COMPANY MAY BE ADVERSELY IMPACTED BY THE YEAR 2000 BECAUSE ITS SYSTEMS OR ITS SUPPLIERS' SYSTEMS MAY FAIL.

     The Company believes that its internal computer systems are Year 2000 compliant and the Company does not anticipate that it will incur significant expenditures to ensure that such systems will function properly with respect to dates in the Year 2000 and beyond. However, the systems and software of third parties on which the Company relies, including content providers, advertisers and affiliates may contain errors or faults with respect to the Year 2000. For example, the Company depends on financial institutions to process credit card transactions, on telecommunications vendors to maintain the Company's network and on Federal Express to deliver product to customers. Known or unknown errors or defects that affect the operation of the Company's software and systems and those of third parties, including content providers, advertisers and affiliates, could result in delay or loss of revenue, interruption of services, cancellation of customer contracts, diversion of development resources, damage to the Company's reputation, increased service and warranty costs, and litigation costs. A more detailed description of the Company's Year 2000 compliance is in this report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Preparations."

RISKS  RELATED  TO  THE  INTERNET  INDUSTRY

THE COMPANY'S PERFORMANCE DEPENDS ON THE GROWTH AND ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR COMMERCE. WITHOUT THE GROWTH AND ACCEPTANCE OF ELECTRONIC COMMERCE, THE COMPANY MAY NOT ACHIEVE THE REVENUE GROWTH REQUIRED FOR IT TO ACHIEVE PROFITABILITY.

     The Company cannot be sure that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and commercial online services as a medium for commerce, particularly for purchases of gardening and gardening-related products. Even if consumers adopt the Internet as a medium for commerce, the Company cannot be sure that the necessary infrastructure will be in place to process such transactions. The Company's long-term viability depends substantially upon the widespread acceptance and the development of the Internet as an effective medium for consumer commerce. Use of the Internet to effect retail transactions is at an early stage of development. Convincing consumers to purchase gardening-related products online may be particularly difficult because consumers are accustomed to a high degree of human interaction in purchasing gardening-related products.

     Demand for recently introduced services and products over the Internet and commercial online services is subject to a high level of uncertainty and few proven services and products exist. The development of the Internet and commercial online services into a viable commercial marketplace is subject to a number of factors, including:

-     continued  growth  in  the  number  of  users  of  such  services;

-     concerns  about  transaction  security;

-     continued  development  of  the  necessary  technological  infrastructure;

-     development  of  enabling  technologies;

-     uncertain  and  increasing  government  regulation;  and

-     the  development  of  complementary  services  and  products.

     To the extent that the Internet and other online services continue to experience growth in the number of users and frequency of use by consumers resulting in increased bandwidth demands, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and negatively impact use of the Internet and other online services generally and the Company in particular. If the use of the Internet and other online services fails to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services do not effectively support growth that may occur or if the Internet and other online services do not become a viable commercial marketplace, the Company's sales growth may be insufficient to achieve profitability, and its operating results and financial condition will consequently suffer.

RAPID TECHNOLOGICAL CHANGE COULD RENDER THE COMPANY'S WEB SITES AND SYSTEMS OBSOLETE AND REQUIRE SIGNIFICANT CAPITAL EXPENDITURES.

     If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition could be harmed. The Internet and the online commerce industry are characterized by rapid technological change, sudden changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing online sites and proprietary technology and systems obsolete. The emerging nature of these products and services and their rapid evolution will require that the Company continually improve the performance, features and reliability of its online services, particularly in response to competitive offerings. The Company's success will depend, in part, on its ability:

-     to  enhance  the  Company's  existing  services;

- to develop and license new services and technology that address the increasingly sophisticated and varied needs of the Company's prospective customers; and

- to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

     The development of Web sites and other proprietary technology entails significant technical and business risks and requires substantial expenditures and lead time. The Company may be unable to use new technologies effectively or adapt its Web sites, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. Updating the Company's technology internally and licensing new technology from third parties may require significant additional capital expenditures and could affect the Company's profitability.

THE COMPANY IS EXPOSED TO RISKS ASSOCIATED WITH ONLINE COMMERCE SECURITY AND CREDIT CARD FRAUD, WHICH MAY REDUCE COLLECTIONS AND DISCOURAGE ONLINE TRANSACTIONS.

     Consumer concerns about the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. To securely transmit confidential information, such as customer credit card numbers, the Company relies on encryption and authentication technology that it licenses from third parties. The Company cannot predict whether events or developments will result in a compromise or breach of the algorithms the Company uses to protect customer transaction data. Furthermore, the Company's servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. The Company may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. The Company's business may be adversely affected if its security measures do not prevent security breaches and there can be no assurance that it can prevent all security breaches.

     To date, the Company has suffered minor losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders in each case. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is the case with the transactions the Company processes, that merchant does not obtain a cardholder's signature. A failure to adequately control fraudulent credit card transactions could reduce the Company's collections and harm its business.

THE COMPANY COULD FACE LIABILITY FOR INFORMATION RETRIEVED FROM OR TRANSMITTED THROUGH ITS WEB SITES, WHICH COULD RESULT IN HIGH LITIGATION OR INSURANCE COSTS.

     As a publisher and distributor of online content, the Company faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that the Company publishes or distributes. Claims have been successfully brought against online services. In addition, the Company does not and cannot practically screen all of the content generated by its users on the bulletin board system on its Web sites, and the Company could be exposed to liability with respect to such content. Although the Company carries general liability insurance, the Company's insurance may not cover claims of these types or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could negatively impact the Company's reputation and result in litigation costs or increased insurance costs.

FUTURE GOVERNMENT REGULATION OF THE INTERNET COULD DECREASE DEMAND FOR THE COMPANY'S PRODUCTS OR INCREASE THE COMPANY'S COSTS OF CONDUCTING BUSINESS.

     New Internet legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Internet and online commerce, or the application of existing laws and regulations to the Internet and online commerce could harm the Company's business, operating results and financial condition. The Company is subject to regulations applicable to businesses generally and laws or regulations directly applicable to communications over the Internet and access to online commerce. Although there are currently few laws and regulations directly applicable to the Internet and online retailing services, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust, taxation and characteristics and quality of products and services. For example, the United States Congress recently enacted Internet laws regarding children's privacy, copyrights, taxation and transmission of sexually explicit material and the European Union recently enacted its own privacy regulations. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations regarding Internet commerce and communications may decrease the growth of the Internet or commercial online services, which could, in turn, decrease the demand for the Company's products and services and increase the Company's cost of doing business, leading to further losses.

     Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. Additionally, German authorities have challenged major U.S. online services for making certain content accessible in Germany. If the Company was alleged to have violated federal, state or foreign civil or criminal law, the Company could be subject to liability, and even if the Company could successfully defend such claims, they may involve significant legal compliance and litigation costs.

RISKS  RELATED  TO  THE  SECURITIES  MARKETS

THE COMPANY'S COMMON STOCK PRICE MAY FLUCTUATE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL STOCKHOLDERS.

     The market price for the Company's common stock may fluctuate significantly in response to a number of factors, some of which are beyond the Company's control, including:

-     variations  in  quarterly  operating  results;

-     changes  in  financial  estimates  by  securities  analysts;

-     changes  in  market  valuations  of  online  commerce  companies;

-     announcements by the Company or its competitors  of significant contracts,

- acquisitions, strategic partnerships, joint ventures or capital commitments;

-     loss  of  a  major  supplier;

-     additions  or  departures  of  key  personnel;

-     sales  of  common  stock  in  the  future;  and

- fluctuations in stock market price and trading volume, which are particularly common among highly volatile securities of Internet and online commerce companies.

     As a result, investors in the Company's common stock may not be able to resell their shares at or above their purchase price. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. The Company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could negatively impact the Company's business, operating results and financial condition.

THE COMPANY MAY BE UNABLE TO MEET ITS FUTURE CAPITAL REQUIREMENTS AND EXECUTE ON ITS BUSINESS STRATEGY.

     The Company expects current cash balances, cash equivalents and investments to meet its working capital and capital expenditure needs for the remainder of the fiscal year ended June 30, 2000. Because the Company is not currently generating sufficient cash to fund its operations, the Company may be forced to rely on external financing to meet future capital requirements. After June 30, 2000, the Company may need to raise additional funds, and no assurance can be given that the Company will be able to obtain additional financing on favorable terms, if at all. The Company's capital requirements depend upon several factors, including the rate of market acceptance, its ability to expand its customer base and increase revenues, its level of expenditures for marketing and sales, the  cost  of  Web  site  upgrades  and other factors.  If the Company's capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. Further, if the Company issues equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise funds, if needed, on acceptable terms, the Company may not be able to continue its operations, develop or enhance its Web site, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could negatively impact the Company's business, operating results and financial condition.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company did not hold any significant market risk sensitive instruments during the period covered by this report.

                         PART II.     OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     From time to time, the Company is subject to legal proceedings and claims in the ordinary course of its business, including employment related claims and claims of alleged infringement of trademarks, copyrights and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     (a)     Not  applicable.

     (b)     Not  applicable.

     (c)     Not  applicable.

     (d) On September 21, 1999, the Company sold 4,650,000 shares of common stock and certain selling stockholders sold 65,000 shares of common stock in an underwritten public offering (the "Offering"), which constituted all of the securities registered pursuant to the Company's Registration Statement on Form S-1 (Registration No. 333-79487). The Securities and Exchange Commission declared the Registration Statement effective on September 15, 1999. The managing underwriters of the Offering were Hambrecht & Quist LLC, BancBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC.

     The selling stockholders sold 65,000 shares of common stock in the offering for an aggregate offering price of $780,000 and received aggregate net proceeds of $725,400.

     The following table summarizes the offering expenses incurred by the Company through September 30, 1999 and the net proceeds received by the Company as of September 30, 1999 pursuant to the Offering:


Aggregate offering price of shares sold by the Company  $55,800,000
Underwriting discounts and commissions . . . . . . . .    3,906,000
Finder's fees. . . . . . . . . . . . . . . . . . . . .            -
Expenses paid to or for underwriters . . . . . . . . .            -
Other expenses . . . . . . . . . . . . . . . . . . . .    1,953,606
                                                        -----------
Total expenses . . . . . . . . . . . . . . . . . . . .    5,859.606
                                                        -----------
Net offering proceeds to the Company . . . . . . . . .   49,940,394



     As of September 30, 1999, the net proceeds of the Offering were invested in short-term investments pending the Company's use of the net proceeds.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Pursuant to written consents of the stockholders of the Company executed in August 1999, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to effect a four-for-five reverse stock split of all of the outstanding shares of the Company's common stock immediately prior to the effectiveness of the Company's Registration Statement on Form S-1 (File No. 333-79487).

     Holders of 100% of the Company's Series A Preferred Stock, 100% of the Company's Series B Preferred Stock, 100% of the Company's Series C Preferred Stock, 100% of the Company's Series D Preferred Stock, 77.9% of the Company's Series E Preferred Stock and 99.9% of the Company's common stock consented to the foregoing action, and no stockholders voted against such action.

ITEM  5.  OTHER  INFORMATION.

     Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits:

     3.1     Restated  Certificate  of  Incorporation  of  the  Company.

     3.2     Amended  and  Restated  By-Laws  of  the  Company.

     27     Financial  Data  Schedule

     (b)     Reports  on  Form  8-K:  None  in the first quarter of fiscal 2000.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated  this  15th  day  of  November,  1999.

                              GARDEN.COM,  INC.

                              By  /s/ Clifford A. Sharples
                                ------------------------------------------------
                                   Clifford  A.  Sharples,  President  and
                                        Chief  Executive  Officer


                              By  /s/ Jana D. Wilson
                                ------------------------------------------------
                                    Jana  D.  Wilson,  Chief  Financial  Officer