Form 10-Q
period 1999-12-31
GARDEN COM INC
filed 2000-02-14
CIK 1085818

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1999

                                          OR

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934

        For the transition period from         to
                                       -------    -------

                        Commission file number:  0-26265
                                                 -------

                                   Garden.com, Inc.
                   -------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                  74-2765381
--------------------------------               -----------------------------
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
Yes       X          No
       ------           -----

On December 31, 1999, there were outstanding 17,576,218 shares of the Registrant's $.01 par value common stock.

                                GARDEN.COM, INC.

                                    FORM 10-Q

                                DECEMBER 31, 1999

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                   Page
Item 1.       Balance Sheets as of December 31, 1999 and
              June 30, 1999 . . . . . . . . . . . . . . . . . . . .3

              Statements of Operations for the Quarters and Six
              Months Ended December 31, 1999 and 1998 . . . . . . .4

              Statements of Cash Flows for the Six Months Ended
              December 31, 1999 and 1998. . . . . . . . . . . . . .5

              Notes to Unaudited Financial Statements . . . . . . .6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . .9

Item 3.       Quantitative and Qualitative Disclosures about Market
              Risk. . . . . . . . . . . . . . . . . . . . . . . .  32


                           PART II - OTHER INFORMATION



Item 1.       Legal Proceedings. . . . . . . . . . . . . . . . . . 33

Item 2        Changes in Securities and Use of Proceeds. . . . . . 33

Item 3        Defaults Upon Senior Securities. . . . . . . . . . . 34

Item 4        Submission of Matters to a Vote of Security Holders. 34

Item 5        Other Information. . . . . . . . . . . . . . . . . . 34

Item 6        Exhibits and Reports on Form 8-K . . . . . . . . . . 34

              Signatures . . . . . . . . . . . . . . . . . . . . . 35

                       PART I.     FINANCIAL INFORMATION

Item  1.  Financial  Statements

Garden.com,  Inc.
Balance  Sheets
(In  thousands)


                                                            December 31, 1999    June 30, 1999
                                                           -------------------  ---------------
ASSETS:                                                        (Unaudited)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . .  $           19,309   $       15,340
  Investments . . . . . . . . . . . . . . . . . . . . . .              29,830            3,710
  Prepaid advertising . . . . . . . . . . . . . . . . . .               3,132              988
  Other prepaid expenses and current assets . . . . . . .               1,617            1,086
  Inventory . . . . . . . . . . . . . . . . . . . . . . .                 793              522
                                                           -------------------  ---------------
     Total current assets . . . . . . . . . . . . . . . .              54,681           21,646
Property and equipment. . . . . . . . . . . . . . . . . .               6,488            3,487
Accumulated depreciation. . . . . . . . . . . . . . . . .              (1,560)            (828)
                                                           -------------------  ---------------
Property and equipment, net . . . . . . . . . . . . . . .               4,928            2,659
Long term investments . . . . . . . . . . . . . . . . . .               4,598                -
Other assets, net . . . . . . . . . . . . . . . . . . . .               1,023              917
                                                           -------------------  ---------------
     Total assets . . . . . . . . . . . . . . . . . . . .  $           65,230   $       25,222
                                                           ===================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . .  $            2,498   $        2,052
  Accrued expenses and other liabilities. . . . . . . . .               2,445              956
  Unearned revenue. . . . . . . . . . . . . . . . . . . .                 228              188
  Current portion of long-term debt . . . . . . . . . . .                  68              127
                                                           -------------------  ---------------
     Total current liabilities. . . . . . . . . . . . . .               5,239            3,323
Long-term debt, less current portion. . . . . . . . . . .                   -               20
Commitments and contingencies . . . . . . . . . . . . . .                   -                -
Redeemable convertible preferred stock. . . . . . . . . .                   -           48,215
Warrants to purchase redeemable
    convertible preferred stock . . . . . . . . . . . . .                   -               24
Stockholders' equity (deficit):
  Common stock - $.01 par value; 50,000,000 shares
authorized and 17,576,218 shares issued and
outstanding on December 31, 1999; 12,000,000
shares authorized and 1,156,753 shares issued
and outstanding on June 30, 1999. . . . . . . . . . . . .                 176               12
  Additional paid-in-capital. . . . . . . . . . . . . . .             104,062            5,768
  Deferred stock compensation . . . . . . . . . . . . . .              (1,633)          (2,305)
  Accumulated deficit . . . . . . . . . . . . . . . . . .             (42,614)         (29,835)
                                                           -------------------  ---------------
     Total stockholders' equity (deficit) . . . . . . . .              59,991          (26,360)
                                                           -------------------  ---------------
     Total liabilities and stockholders' equity (deficit)  $           65,230   $       25,222
                                                           ===================  ===============


                 See accompanying notes to financial statements.

Garden.com,  Inc.
Statements  of  Operations
(In  thousands,  except  per  share  data)


                                                 Quarter  ended            Six  months  ended
                                                  December 31,                 December 31,
                                          ------------  --------------  ------------  -----------
                                              1999           1998           1999          1998
                                          ------------  --------------  ------------  -----------
                                         (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
REVENUES
  Products . . . . . . . . . . . . . . .  $     3,317   $       1,125   $     4,476   $    1,458
  Advertising. . . . . . . . . . . . . .          291              87           544          112
                                          ------------  --------------  ------------  -----------
     Total revenues. . . . . . . . . . .        3,608           1,212         5,020        1,570

COST OF REVENUES
  Products . . . . . . . . . . . . . . .        2,609             897         3,657        1,256
  Advertising. . . . . . . . . . . . . .           21              32            66           46
                                          ------------  --------------  ------------  -----------
     Total cost of revenues. . . . . . .        2,630             929         3,723        1,302

GROSS PROFIT . . . . . . . . . . . . . .          978             283         1,297          268

OPERATING EXPENSES
  Marketing and sales. . . . . . . . . .        4,904           1,247         7,603        3,379
  Content and product development. . . .        1,648             599         3,056        1,239
  General and administrative . . . . . .        2,131             696         3,785        1,312
  Amortization of deferred
   compensation. . . . . . . . . . . . .          298              82           672          187
                                          ------------  --------------  ------------  -----------
     Total operating expenses. . . . . .        8,981           2,624        15,116        6,117

OPERATING LOSS . . . . . . . . . . . . .       (8,003)         (2,341)      (13,819)      (5,849)

Other income and expense . . . . . . . .          791             192         1,040          440
                                          ------------  --------------  ------------  -----------

NET LOSS . . . . . . . . . . . . . . . .  $    (7,212)  $      (2,149)  $   (12,779)  $   (5,409)
                                          ============  ==============  ============  ===========

Basic net loss per share . . . . . . . .  $     (0.41)  $       (2.11)  $     (1.20)  $    (5.34)
                                          ============  ==============  ============  ===========

Pro forma basic net loss per share . . .  $     (0.41)  $       (0.23)  $     (0.82)  $    (0.57)
                                          ============  ==============  ============  ===========

Shares used in computing basic net loss
per share. . . . . . . . . . . . . . . .       17,527           1,016        10,677        1,013
                                          ============  ==============  ============  ===========

Shares used in computing pro forma
basic net loss per share . . . . . . . .       17,527           9,488        15,547        9,485
                                          ============  ==============  ============  ===========



                 See accompanying notes to financial statements.

Garden.com,  Inc.
Statements  of  Cash  Flows
(In  thousands)



                                               For the six months ended December 31,
                                               ------------------  -----------------
                                                   1999                     1998
                                               ------------------  -----------------
                                               (Unaudited)             (Unaudited)
Operating activities:
  Net loss. . . . . . . . . . . . . . . . . .  $         (12,780)  $         (5,409)

Adjustments to reconcile net loss to cash
  used in operating activities:
  Depreciation and amortization . . . . . . .                 822               236
  Amortization of deferred compensation . . .                 672               187

Changes in operating assets and liabilities:
  Prepaid advertising . . . . . . . . . . . .              (2,144)             (568)
  Other prepaid expenses and current assets .                (384)             (323)
  Inventory . . . . . . . . . . . . . . . . .                (271)              (32)
  Other non-current assets. . . . . . . . . .                 (10)               (7)
  Accounts payable. . . . . . . . . . . . . .                 446               804
  Accrued expenses and other liabilities. . .               1,662               235
  Unearned revenue. . . . . . . . . . . . . .                  40               (54)
                                               ------------------  -----------------
    Net cash used in operating activities . .             (11,947)           (4,931)

Investing activities:
  Purchase of other assets. . . . . . . . . .                (185)                -
  Purchase of property and equipment. . . . .              (3,148)             (395)
  Purchase of investments . . . . . . . . . .             (30,718)                -
                                               ------------------  -----------------
    Net cash used in investing activities . .             (34,051)             (395)

Financing activities:
  Repayment of long-term debt . . . . . . . .                 (80)              (94)
  Exercise of stock options . . . . . . . . .                  12                10
  Exercise of warrants. . . . . . . . . . . .                 210                 -
  Proceeds from issuance of common stock,
    net of issuance costs of $2,069 . . . . .              49,825                 -
                                               ------------------  -----------------
    Net cash provided by (used in) financing
      activities. . . . . . . . . . . . . . .              49,967               (84)

Change in cash and cash
  equivalents . . . . . . . . . . . . . . . .               3,969            (5,410)

Cash and cash equivalents, beginning of
  period. . . . . . . . . . . . . . . . . . .              15,340            19,042
                                               ------------------  -----------------

Cash and cash equivalents, end of period. . .  $           19,309  $         13,632
                                               ==================  =================


                 See accompanying notes to financial statements.

GARDEN.COM,  INC.
NOTES  TO  UNAUDITED  FINANCIAL  STATEMENTS

NOTE  1  -  ACCOUNTING  POLICIES
UNAUDITED  INTERIM  FINANCIAL  INFORMATION

     The financial statements as of December 31, 1999 and 1998 have been prepared by Garden.com, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Form S-1 Registration Statement declared effective on September 15, 1999 (the "S-1") (SEC File No. 333-79487).

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

COMPREHENSIVE  LOSS

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company does not have any components of comprehensive income or loss for the quarter or six months ended December 31, 1999.

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

     On September 21, 1999, the Company completed its initial public offering of 4,650,000 shares of its common stock, which also included 550,000 shares sold by the Company pursuant to the underwriters' overallotment option. Net proceeds to the Company aggregated $49.8 million. As of the closing date of the offering, all of the redeemable convertible preferred stock outstanding was converted into an aggregate of 11,637,422 shares of common stock.

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

PRO  FORMA  NET  LOSS  PER  SHARE

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

The following table sets forth the computation of basic net loss per share and pro forma basic net loss per share for the periods indicated (in thousands, except per share amount):



                                                       Quarter Ended      Six Months Ended
                                                        December  31,       December  31,
                                                     --------  --------  ---------  --------
                                                       1999      1998      1999       1998
                                                     --------  --------  ---------  --------
Numerator:
  Net loss. . . . . . . . . . . . . . . . . . . . .  $(7,212)  $(2,149)  $(12,779)  $(5,409)
Denominator:
  Weighted average shares . . . . . . . . . . . . .   17,527     1,016     10,677     1,013
                                                     --------  --------  ---------  --------

  Denominator for basic calculation . . . . . . . .   17,527     1,016     10,677     1,013
Weighted average effect of pro forma securities:
  Series A Redeemable Convertible Preferred Stock .        -       600        251       600
  Series B Redeemable Convertible Preferred Stock .        -     1,144        479     1,144
  Series C Redeemable Convertible Preferred Stock .        -     2,414      1,010     2,414
  Series D Redeemable Convertible Preferred Stock .        -     4,314      1,805     4,314
  Series E Redeemable Convertible Preferred Stock .        -         -      1,325         -
                                                     --------  --------  ---------  --------
Denominator for pro forma calculation . . . . . . .   17,527     9,488     15,547     9,485
Net loss per share:
  Basic . . . . . . . . . . . . . . . . . . . . . .  $ (0.41)  $ (2.11)  $  (1.20)  $ (5.34)
  Pro forma . . . . . . . . . . . . . . . . . . . .  $ (0.41)  $ (0.23)  $  (0.82)  $ (0.57)

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

RESULTS  OF  OPERATIONS

PRODUCT  REVENUES




                  Quarter Ended                 Six Months Ended
                  -------------                 ----------------
                   December 31,                   December 31,
                  -------------                   ------------
                  1999      1998      % Change     1999     1998     % Change
                  ----      ----      --------     ----     ----     --------
                  (In Thousands)                  (In Thousands)

Product revenues  $  3,317  $  1,125  195%        $4,476    $1,458   207%


     Product revenues consist of product sales to customers and charges to customers for shipping. Revenues for products are recognized when the products are shipped to the customer. Revenues are recorded net of promotional discounts and coupons. Product returns are recorded as a reduction of revenues. The growth in product revenues in the quarter and six months ended December 31, 1999 as compared to the quarter and six months ended December 31, 1998 is primarily attributable to increases in both the Company's cumulative customer base and repeat orders taken from the Company's existing customers. The cumulative customer base increased 31% for the quarter and 51% for the six months ended December 31, 1999 to 144,000 as of December 31, 1999 as compared to 44,000 as of December 31, 1998. Purchases from existing customers as a percent of total orders taken, increased to 48% and 49% for the quarter and six months ended December 31, 1999 as compared to 38% and 35% for the quarter and six months ended December 31, 1998.

ADVERTISING  REVENUES


                       Quarter Ended                 Six Months Ended
                       -------------                 ----------------
                        December 31,                   December 31,
                       -------------                   ------------
                       1999      1998      % Change     1999     1998     % Change
                       ----      ----      --------     ----     ----     --------
                       (In Thousands)                  (In Thousands)

Advertising revenues.  $  291    $  87     234%        $  544    $  112   386%



     Advertising revenues consist primarily of short-term advertising contracts for either guaranteed impression levels on the Company's Web sites, or advertising placements in the Company's print publications. Those revenues are recognized ratably in the period in which the advertisement is displayed. The Company also recognizes a small portion of its advertising revenues through barter transactions in which advertising in print publications is exchanged for either guaranteed impressions on the Company's Web site or by providing Web site services. Advertising revenues increased primarily due to a 63.4% and 78.9% increase in page views on the garden.com Web site to 21.9 million and 45.8 million for the quarter and six months ended December 31, 1999 as compared to
13.4 million and 25.6 million for the quarter and six months ended December 31, 1998.

GROSS  PROFIT


                  Quarter Ended                 Six Months Ended
                  -------------                 ----------------
                   December 31,                   December 31,
                  -------------                   ------------
                  1999      1998      % Change     1999     1998     % Change
                  ----      ----      --------     ----     ----     --------
                  (In Thousands)                  (In Thousands)

Gross Profit . . .$  978    $  283    246%        $ 1,297   $  268   384%
Gross Margin . . .   27%       23%                    26%      17%



     Gross profit consists of total revenues minus cost of total revenues. Cost of total revenues consists primarily of the cost of products sold to customers, shipping and handling costs for product sales, and advertising sales commissions paid both to a third party advertising agency and to the Company's internal advertising sales department. The increase in gross profit in absolute dollars is due in part to the Company's overall increased total revenues. Gross margin percentage increased primarily due an increase in higher margin advertising revenues in both the quarter and six months ended December 31, 1999 as compared to the same periods in 1998 and the elimination of a one-time promotional activity, which totaled $79,000 in the six months ended December 31, 1998. The Company typically experiences some sequential quarterly variances in gross margins due to seasonal shifts in sales of its product mix. Additionally, the Company may at times use discounting and other promotional activities to promote customer purchases that would negatively affect gross margins.

MARKETING  AND  SALES


                               Quarter Ended                 Six Months Ended
                               -------------                 ----------------
                                December 31,                   December 31,
                               -------------                   ------------
                               1999      1998      % Change     1999     1998     % Change
                               ----      ----      --------     ----     ----     --------
                               (In Thousands)                  (In Thousands)

Marketing and Sales . . . . .  $ 4,904   $ 1,247   293%        $ 7,603   $ 3,379  125%
Percentage of total revenues.     136%      103%                  151%      215%



     Marketing and sales expenses consist primarily of advertising and promotional expenditures, payroll and related expenses for personnel engaged in marketing, customer solutions, advertising sales and distribution activities and distribution expenses. Marketing and sales expenses increased, in absolute dollars and as a percentage of revenue, primarily due to an increase in the Company's advertising and promotional expenditures, and increases in payroll costs associated with the Company's marketing and customer solutions departments for the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998. For the six months ended December 31, 1999 as compared to the same period in 1998, marketing and sales expenses increased in absolute dollars but decreased as a percentage of revenue due to the significant increase in total revenues. The Company intends to continue to pursue an aggressive branding and marketing campaign and to hire additional marketing and sales personnel and, therefore, expects marketing and sales expenses to increase significantly in absolute dollars in future periods. In addition, if the Company's sales volume increases in future periods, the Company will need to continue to expand its customer solutions and distribution departments, which will result in increased marketing and sales expenses.

CONTENT  AND  PRODUCT  DEVELOPMENT

                                  Quarter Ended                 Six Months Ended
                                  -------------                 ----------------
                                   December 31,                   December 31,
                                  -------------                   ------------
                                  1999      1998      % Change     1999     1998     % Change
                                  ----      ----      --------     ----     ----     --------
                                  (In Thousands)                  (In Thousands)

Content and product development.  $ 1,648   $  599    175%        $ 3,056   $ 1,239  147%
Percentage of total revenues . .      46%      49%                    61%       79%


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

GENERAL  AND  ADMINISTRATIVE

                               Quarter Ended                 Six Months Ended
                               -------------                 ----------------
                                December 31,                   December 31,
                               -------------                   ------------
                               1999      1998      % Change     1999     1998     % Change
                               ----      ----      --------     ----     ----     --------
                               (In Thousands)                  (In Thousands)

General and administrative. .  $ 2,131   $  696    206%        $  3,785  $1,312   188%
Percentage of total revenues.      59%      57%                     75%     84%



     General and administrative expenses consist of payroll and related expenses for general corporate functions, including supplier operations support, finance, facilities expenses, professional services expenses, depreciation and amortization of other assets. The increase in general and administrative expenses in absolute dollars is primarily due to an increase in payroll and related costs used for hiring additional personnel as well as associated expenses necessary to support the growth of the Company's operations, including facilities, professional services and supplier operations support. For the six months ended December 31, 1999 as compared to the same period in 1998, general and administrative expenses increased in absolute dollars and decreased as a percentage of revenue due to the significant increase in total revenues. The Company expects general and administrative expenses to increase in absolute dollars in future periods as the Company expands its staff and incurs additional costs related to the growth of its business.

AMORTIZATION  OF  DEFERRED  COMPENSATION

                                        Quarter Ended                 Six Months Ended
                                        -------------                 ----------------
                                         December 31,                   December 31,
                                        -------------                   ------------
                                        1999      1998      % Change     1999     1998     % Change
                                        ----      ----      --------     ----     ----     --------
                                        (In Thousands)                  (In Thousands)

Amortization of deferred compensation.  $    298  $    82   263%        $    672  $   187  259%



     Deferred stock compensation is amortized to expense over the vesting periods of the applicable stock options. The Company expects to record $465,000 of amortization over the remaining six months ended June 30, 2000. These amounts represent the difference between the exercise price of stock option grants and the deemed fair value of the Company's common stock at the time of such grants. Amortization of deferred compensation expense for each of the next four fiscal years is expected to be as follows:

Year  ended               Amount  in  thousands
-----------               ---------------------

June  30,  2001                     $614
June  30,  2002                      348
June  30,  2003                      166
June  30,  2004                       40

INTEREST  INCOME  AND  EXPENSE

                   Quarter Ended                 Six Months Ended
                   -------------                 ----------------
                   December 31,                   December 31,
                   -------------                   ------------
                   1999      1998      % Change     1999     1998     % Change
                   ----      ----      --------     ----     ----     --------
                   (In Thousands)                  (In Thousands)

Interest income .  $    805  $   206    291%       $  1,057  $458     131%
Interest expense.  $      2  $     6   (67)%       $      5  $ 11     (55)%




     Interest income increased for the quarter and six months ended December 31, 1999 due to three full months of interest income on the proceeds of the Company's initial public offering. Interest expense continues to decline as the Company pays down its debt.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 1999, the Company's principal source of liquidity consisted of $19.3 million of cash and cash equivalents and $29.8 million in short term investments compared to $15.3 million of cash and cash equivalents and $3.7 million in short term investments at June 30, 1999.

     Net cash used in operating activities was $11.9 million and $4.9 million for the six months ended December 31, 1999 and 1998, respectively. Net operating cash flows were primarily attributable to quarterly net losses and increases in prepaid advertising, other prepaid expenses and current assets, and inventories, offset by increases in accrued expenses, accounts payable and unearned revenue.

     Net cash used in investing activities was $34.1 million and $395,000 for the six months ended December 31, 1999 and 1998, respectively, and consisted of purchases of investments, property and equipment and other assets. Cash available for investment purposes increased substantially in the six months ended December 31, 1999 as a result of the proceeds from the issuance of common stock in the Company's initial public offering.

     Net cash provided by financing activities of $50.0 million for the six months ended December 31, 1999 resulted from net proceeds from the issuance of common stock in the Company's initial public offering. Net cash used in financing activities of $84,000 for the six months ended December 31, 1998 resulted from payments on the Company's long term debt net of the proceeds from stock option exercises.

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


     The Company has operated and evaluated its internal IT and non-IT systems since January 1, 2000, and has not identified any errors or experienced any system malfunctions. The Company has not been informed of any Year 2000 problems experienced by any of its vendors or other third parties on whom the Company relies. The Company will continue to monitor its systems to assess whether the Company is at risk for any Year 2000 compliance issues. The costs associated with remediating the Company's non-compliant IT systems and non-IT systems have not been material.

     However, the Company believes that it is too soon to conclude that there will not be any problems arising from the Year 2000 problem, particularly with respect to third parties. The Company will continue to monitor its significant vendors and other third parties for Year 2000 problems. The Company does not believe at this time that potential Year 2000 issues will materially affect the Company's business, although no assurance can be given that this will be the case.

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

     The Company incurred net losses of $0.7 million in its inception period from October 2, 1995 through June 30, 1996, $2.4 million in fiscal 1997, $4.7 million in fiscal 1998, $19.1 million in fiscal 1999 and $12.8 million in the first six months of fiscal 2000. As of December 31, 1999, the Company has incurred cumulative net losses of $45.3 million. The Company expects to experience operating losses and negative cash flow for the foreseeable future. The Company anticipates its losses will increase significantly from current levels because future revenues may not increase sufficiently to offset additional costs and expenses related to brand development, marketing and other promotional activities, content development and technology and infrastructure development. The Company does not have sufficient cash to indefinitely sustain these operating losses. Further, the Company will need to generate significant revenues to achieve and maintain profitability. Although the Company's revenues have grown significantly in recent quarters, the Company cannot be certain that it can sustain these growth rates or that it will achieve sufficient revenues for profitability. If the Company does achieve profitability, it cannot be certain that it can sustain or increase profitability on a quarterly or annual basis in the future. The Company has been unable to fund its operations with the cash generated from its business. If the Company does not generate cash sufficient to fund its operations, it may need additional financing to continue its growth or its growth may be limited. To date, the Company has funded its operations from the sale of equity securities and has not generated sufficient cash from operations. Cash from revenues must increase significantly for the Company to fund anticipated development and marketing costs internally. If the Company's cash flows are insufficient to fund these costs, it may need to fund its growth through additional debt or equity financings or reduce costs. Further, the Company may not be able to obtain financing on satisfactory terms. The Company's inability to finance its growth, either internally or externally, may limit its growth potential and its ability to execute its business strategy.

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

     The Company uses internally developed systems for its Web sites and substantially all aspects of transaction processing, including customer profiling and order verifications. The Company has experienced periodic systems interruptions due to server failure, which the Company believes will continue to occur from time to time. If the volume of traffic on the Company's Web sites or the number of purchases made by customers substantially increases, the Company will need to further expand and upgrade its technology, transaction processing systems and network infrastructure. The Company has experienced and expects to continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions, which cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and delays in reporting accurate financial information.

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

THE COMPANY MAY BE ADVERSELY IMPACTED BY THE YEAR 2000 BECAUSE ITS SYSTEMS OR ITS SUPPLIERS' SYSTEMS MAY FAIL.

     The Company has operated and evaluated its internal IT and non-IT systems since January 1, 2000, and has not identified any errors or experienced any system malfunctions. The Company has not been informed of any Year 2000 problems experienced by any of its vendors or other third parties on whom the Company relies. However, the Company continues to monitor its internal systems and significant third parties and it is possible that Year 2000 issues may arise in the future. Known or unknown errors or defects that affect the operation of the Company's software and systems and those of third parties, including content providers, advertisers and affiliates, could result in delay or loss of revenue, interruption of services, cancellation of customer contracts, diversion of development resources, damage to the Company's reputation, increased service and warranty costs, and litigation costs. A more detailed description of the Company's Year 2000 compliance is in this report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

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

     Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject the Company to additional state sales and income taxes. Additionally, German authorities have challenged major U.S. online services for making certain content accessible in Germany. If the Company was alleged to have violated federal, state or foreign civil or criminal law, the Company could be subject to liability, and even if the Company could successfully defend such claims, they may involve significant legal compliance and litigation costs.

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

     The following table summarizes the offering expenses incurred by the Company through December 31, 1999 and the net proceeds received by the Company as of December 31, 1999 pursuant to the Offering:



Aggregate offering price of shares sold by the Company  $55,800,000
Underwriting discounts and commissions . . . . . . . .    3,906,000
Finder's fees. . . . . . . . . . . . . . . . . . . . .            -
Expenses paid to or for underwriters . . . . . . . . .            -
Other expenses . . . . . . . . . . . . . . . . . . . .    2,069,000
                                                        -----------
Total expenses . . . . . . . . . . . . . . . . . . . .    5,975,000
                                                        -----------
Net offering proceeds to the Company . . . . . . . . .   49,825,000



     The net proceeds have been used to fund operations as well as other general business purposes. As of December 31, 1999, the remaining net proceeds of the Offering were invested in short-term and long-term investments pending the Company's use of the net proceeds.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matter was submitted to a vote of the security holders of the Company during the second quarter of fiscal 2000.

ITEM  5.  OTHER  INFORMATION.

     Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits:

     3.1 Restated Certificate of Incorporation of the Company. (Filed as exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-26265) and incorporated herein by reference).

     3.2 Amended and Restated By-Laws of the Company. (Filed as exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-26265) and incorporated herein by reference).

     10.1*     Content License and Codevelopment Agreement, dated as of November
2,  1999,  between  the  Company  and  iVillage  Inc.

     10.2*     Online  Merchant Agreement, dated as of October 15, 1999, between the  Company  and  iVillage  Inc.

     27     Financial  Data  Schedule
_____________________

     *Certain portions of these exhibits have been omitted based upon a request for confidential treatment. The omitted portions of these exhibits have been separately filed with the Securities and Exchange Commission.


     (b)     Reports  on  Form  8-K:  None in the second quarter of fiscal 2000.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated  this  14th  day  of  February,  2000.

                              GARDEN.COM,  INC.

                              By  /s/  Clifford  A.  Sharples
                                -----------------------------
                                   Clifford  A.  Sharples,  President  and
                                   Chief  Executive  Officer


                              By  /s/  Jana  D.  Wilson
                                -----------------------
                                   Jana  D.  Wilson,  Chief  Financial
                                   Officer