Form 10-Q
period 2000-03-31
GARDEN COM INC
filed 2000-05-15
CIK 1085818

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark  One)
     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For  the  quarterly  period  ended  March  31,  2000

                                       OR

     [  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
             THE  SECURITIES  EXCHANGE  ACT  OF  1934

             For  the  transition  period  from  _______  to  _________

                        Commission file number:  0-26265
                                                 -------

                                 Garden.com, Inc.
                   -------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                  74-2765381
---------------------------------------      -----------------------------------
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
                                Yes     X     No
                                      ----        ----

On March 31, 2000, there were outstanding 17,619,618 shares of the Registrant's $.01 par value common stock.

                                GARDEN.COM, INC.

                                    FORM 10-Q

                                 MARCH 31, 2000

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                      Page

Item 1.         Balance Sheets as of March 31, 2000 and
                June 30, 1999                                           3

                Statements of Operations for the Quarters and Nine
                Months Ended March 31, 2000 and 1999                    4

                Statements of Cash Flows for the Nine Months Ended
                March 31, 2000 and 1999                                 5

                Notes to Unaudited Financial Statements                 6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     9

Item 3.         Quantitative and Qualitative Disclosures about Market
                Risk                                                   32

                            PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                      33

Item 2.         Changes in Securities and Use of Proceeds              33

Item 3.         Defaults Upon Senior Securities                        34

Item 4.         Submission of Matters to a Vote of Security Holders    34

Item 5.         Other Information                                      34

Item 6.         Exhibits and Reports on Form 8-K                       34

                Signatures                                             35

                       PART I.     FINANCIAL INFORMATION

Item  1.  Financial  Statements

Garden.com,  Inc.
Balance  Sheets
(In  thousands)

                                                            March 31, 2000    June 30, 1999
                                                           ----------------  ---------------
ASSETS: . . . . . . . . . . . . . . . . . . . . . . . . .       (Unaudited)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . .  $        16,798   $       15,340
  Investments . . . . . . . . . . . . . . . . . . . . . .           15,600            3,710
  Prepaid advertising . . . . . . . . . . . . . . . . . .            6,278              988
  Other prepaid expenses and current assets . . . . . . .            2,523            1,086
  Inventory . . . . . . . . . . . . . . . . . . . . . . .            1,026              522
                                                           ----------------  ---------------
     Total current assets . . . . . . . . . . . . . . . .           42,225           21,646
Property and equipment. . . . . . . . . . . . . . . . . .            7,615            3,487
Accumulated depreciation. . . . . . . . . . . . . . . . .           (2,055)            (828)
                                                           ----------------  ---------------
Property and equipment, net . . . . . . . . . . . . . . .            5,560            2,659
Long term investments in securities . . . . . . . . . . .            6,584                -
Other assets, net . . . . . . . . . . . . . . . . . . . .              787              917
                                                           ----------------  ---------------
     Total assets . . . . . . . . . . . . . . . . . . . .  $        55,156   $       25,222
                                                           ================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . .  $         2,060   $        2,052
  Accrued expenses and other liabilities. . . . . . . . .            3,198              956
  Unearned revenue. . . . . . . . . . . . . . . . . . . .              848              188
  Current portion of long-term debt . . . . . . . . . . .               40              127
                                                           ----------------  ---------------
     Total current liabilities. . . . . . . . . . . . . .            6,146            3,323
Long-term debt, less current portion. . . . . . . . . . .                -               20
Commitments and contingencies:
Redeemable convertible preferred stock. . . . . . . . . .                -           48,215
Warrants to purchase redeemable
    convertible preferred stock . . . . . . . . . . . . .                -               24
Stockholders' equity (deficit):
  Common stock - $.01 par value; 50,000,000 shares
    authorized and 17,619,618 shares issued and
    outstanding on March 31, 2000; 12,000,000
    shares authorized and 1,156,753 shares issued
    and outstanding on June 30, 1999. . . . . . . . . . .              176               12
  Additional paid-in-capital. . . . . . . . . . . . . . .          104,270            5,768
  Deferred stock compensation . . . . . . . . . . . . . .           (1,383)          (2,305)
  Accumulated deficit . . . . . . . . . . . . . . . . . .          (54,053)         (29,835)
                                                           ----------------  ---------------
     Total stockholders' equity (deficit) . . . . . . . .           49,010          (26,360)
                                                           ----------------  ---------------
     Total liabilities and stockholders' equity (deficit)  $        55,156   $       25,222
                                                           ================  ===============



                 See accompanying notes to financial statements.

Garden.com,  Inc.
Statements  of  Operations
(In  thousands,  except  per  share  data)


                                                                        Nine  months  ended
                                          Quarter ended March 31,             March 31,
                                          -------------------------  --------------------------
                                             2000          1999          2000          1999
                                         ------------  ------------  ------------  ------------
                                         (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
REVENUES
  Products. . . . . . . . . . . . . . .  $     2,600   $       856   $     7,076   $     2,315
  Advertising . . . . . . . . . . . . .          556            83         1,100           195
                                         ------------  ------------  ------------  ------------
     Total revenues . . . . . . . . . .        3,156           939         8,176         2,510

COST OF REVENUES
  Products. . . . . . . . . . . . . . .        2,109           763         5,766         2,019
  Advertising . . . . . . . . . . . . .           90             8           156            54
                                         ------------  ------------  ------------  ------------
     Total cost of revenues . . . . . .        2,199           771         5,922         2,073

GROSS PROFIT. . . . . . . . . . . . . .          957           168         2,254           437

OPERATING EXPENSES
  Marketing and sales . . . . . . . . .        8,435         3,686        16,038         7,065
  Content and product development . . .        1,768           928         4,824         2,167
  General and administrative. . . . . .        2,002           803         4,976         1,881
  Depreciation and amortization . . . .          577           142         1,388           377
  Amortization of deferred
    compensation. . . . . . . . . . . .          250           117           922           304
                                         ------------  ------------  ------------  ------------
     Total operating expenses . . . . .       13,032         5,676        28,148        11,794

OPERATING LOSS. . . . . . . . . . . . .      (12,075)       (5,508)      (25,894)      (11,357)

Other income, net . . . . . . . . . . .          636           124         1,676           564
                                         ------------  ------------  ------------  ------------

NET LOSS. . . . . . . . . . . . . . . .  $   (11,439)  $    (5,384)  $   (24,218)  $   (10,793)
                                         ============  ============  ============  ============

Basic net loss per share. . . . . . . .  $     (0.65)  $     (5.00)  $     (1.86)  $    (10.44)
                                         ============  ============  ============  ============

Pro forma basic net loss per share. . .  $     (0.65)  $     (0.56)  $     (1.49)  $     (1.14)
                                         ============  ============  ============  ============

Shares used in computing basic net loss
per share . . . . . . . . . . . . . . .       17,610         1,076        12,988         1,034
                                         ============  ============  ============  ============

Shares used in computing pro forma
basic net loss per share. . . . . . . .       17,610         9,548        16,235         9,506
                                         ============  ============  ============  ============

                 See accompanying notes to financial statements.

Garden.com,  Inc.
Statements  of  Cash  Flows
(In  thousands)



                                              For the nine months ended March 31,
                                                      2000            1999
                                              ----------------  -----------------
                                                 (Unaudited)       (Unaudited)
Operating activities:
  Net loss . . . . . . . . . . . . . . . . .  $       (24,218)  $        (10,793)

Adjustments to reconcile net loss to cash
  used in operating activities:
  Depreciation and amortization. . . . . . .            1,388                377
  Amortization of deferred compensation. . .              922                304

Changes in operating assets and liabilities:
  Prepaid advertising. . . . . . . . . . . .           (5,290)              (425)
  Other prepaid expenses and current assets.           (1,437)              (734)
  Inventory. . . . . . . . . . . . . . . . .             (504)              (230)
  Other non-current assets . . . . . . . . .              738                (13)
  Accounts payable . . . . . . . . . . . . .                8                 18
  Accrued expenses and other liabilities . .            2,242                273
  Unearned revenue . . . . . . . . . . . . .              660                401
                                              ----------------  -----------------
    Net cash used in operating activities. .          (25,491)           (10,822)

Investing activities:
  Purchase of other assets . . . . . . . . .             (564)                 -
  Purchase of property and equipment . . . .           (4,128)              (896)
  Purchase of investments, net . . . . . . .          (18,474)            (5,002)
                                              ----------------  -----------------
    Net cash used in investing activities. .          (23,166)            (5,898)

Financing activities:
  Repayment of long-term debt. . . . . . . .             (107)              (138)
  Exercise of stock options. . . . . . . . .               23                 14
  Exercise of warrants . . . . . . . . . . .              210                  -
  Issuance costs of Series E preferred stock                -                (36)
  Proceeds from issuance of common stock,
    net of issuance costs of $2,078. . . . .           49,989                  -
                                              ----------------  -----------------
    Net cash provided by (used in) financing
      activities . . . . . . . . . . . . . .           50,115               (160)

Change in cash and cash
  equivalents. . . . . . . . . . . . . . . .            1,458            (16,880)

Cash and cash equivalents, beginning of
  period . . . . . . . . . . . . . . . . . .           15,340             19,042
                                              ----------------  -----------------

Cash and cash equivalents, end of period . .  $        16,798   $          2,162
                                              ================  =================



                 See accompanying notes to financial statements.

GARDEN.COM,  INC.
NOTES  TO  UNAUDITED  FINANCIAL  STATEMENTS

NOTE  1  -  ACCOUNTING  POLICIES
UNAUDITED  INTERIM  FINANCIAL  INFORMATION

     The financial statements as of March 31, 2000 and 1999 have been prepared by Garden.com, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Form S-1 Registration Statement declared effective on September 15, 1999 (the "S-1") (SEC File No. 333-79487).

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

COMPREHENSIVE  LOSS

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company does not have any components of comprehensive income or loss for the quarter or nine months ended March 31, 2000.

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

     The following table sets forth the computation of basic net loss per share and pro forma basic net loss per share for the periods indicated (in thousands, except per share amount):


                                                         Quarter Ended       Nine Months Ended
                                                           March 31,             March 31,
                                                   ------------------------  --------------------
                                                      2000         1999        2000       1999
                                                   -----------  -----------  ---------  ---------
Numerator:
  Net loss. . . . . . . . . . . . . . . . . . . .  $  (11,439)  $   (5,384)  $(24,218)  $(10,793)
Denominator:
  Weighted average shares . . . . . . . . . . . .      17,610        1,076     12,988      1,034
                                                   -----------  -----------  ---------  ---------

  Denominator for basic calculation . . . . . . .      17,610        1,076     12,988      1,034
Weighted average effect of pro forma securities:
  Series A Redeemable Convertible Preferred Stock           -          600        167        600
  Series B Redeemable Convertible Preferred Stock           -        1,144        319      1,144
  Series C Redeemable Convertible Preferred Stock           -        2,414        674      2,414
  Series D Redeemable Convertible Preferred Stock           -        4,314      1,204      4,314
  Series E Redeemable Convertible Preferred Stock           -            -        883          -
                                                   -----------  -----------  ---------  ---------
Denominator for pro forma calculation . . . . . .      17,610        9,548     16,235      9,506
Net loss per share:
  Basic . . . . . . . . . . . . . . . . . . . . .  $     (.65)  $    (5.00)  $  (1.86)  $ (10.44)
  Pro forma . . . . . . . . . . . . . . . . . . .  $     (.65)  $     (.56)  $  (1.49)  $  (1.14)

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
       CONDITION  AND  RESULTS  OF  OPERATIONS

OVERVIEW

     The following is a discussion and analysis of the Company's financial condition, results of operations, liquidity and capital resources. The discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere herein. This Form 10-Q and the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact the Company makes in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and the Company's future results of operations, financial position or financing requirements are forward-looking statements. Forward-looking statements reflect the Company's current expectations and are inherently uncertain. The Company's actual results may differ significantly from the Company's expectations. The section entitled "Additional Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

RESULTS  OF  OPERATIONS

PRODUCT  REVENUES

                        Quarter Ended                      Nine Months
                           March 31,                    Ended March 31,
                  ----------------------              ----------------------
                     2000        1999      % Change      2000        1999      % Change
                  ----------  ----------  ----------  ----------  ----------  ----------
                       (In Thousands)                      (In Thousands)
Product revenues  $    2,600  $      856        204%  $    7,076  $    2,315        206%

     Product revenues consist of product sales to customers and charges to customers for shipping. Revenues for products are recognized when the products are shipped to the customer. Revenues are recorded net of promotional discounts and coupons. Product returns are recorded as a reduction of revenues. The growth in product revenues in the quarter and nine months ended March 31, 2000 as compared to the quarter and nine months ended March 31, 1999 is primarily attributable to increases in both the Company's cumulative customer base and repeat orders taken from the Company's existing customers. The cumulative customer base increased 205% to 183,000 as of March 31, 2000 as compared to 60,000 as of March 31, 1999. Purchases from existing customers as a percent of total orders taken, increased to 42% and 46% for the quarter and nine months ended March 31, 2000 as compared to 38% and 36% for the quarter and nine months ended March 31, 1999.

ADVERTISING  REVENUES

                            Quarter Ended                      Nine Months
                               March 31,                    Ended March 31,
                       ----------------------              ----------------------
                          2000        1999      % Change      2000        1999      % Change
                       ----------  ----------  ----------  ----------  ----------  ----------
                           (In Thousands)                      (In Thousands)
Advertising revenues  $       556  $       83        570%  $    1,100  $      195        464%

     Advertising revenues consist primarily of short-term advertising contracts for either guaranteed impression levels on the Company's Web sites, or advertising placements on the Company's Web sites or in the Company's print publications. Those revenues are recognized ratably in the period in which the advertisement is displayed. The Company also recognizes a small portion of its advertising revenues through barter transactions in which advertising is exchanged for either guaranteed impressions on the Company's Web site or by providing Web site services. Advertising revenues increased primarily due to the focus of an internal advertising sales department established in February 1999, and a 77% and 87% increase in page views on the garden.com Web site to
49.3 million and 100.2 million for the quarter and nine months ended March 31, 2000 as compared to 27.9 million and 53.5 million for the quarter and nine months ended March 31, 1999.

GROSS  PROFIT


                   Quarter Ended                       Nine Months
                      March 31,                      Ended March 31,
              ----------------------              ----------------------
                 2000        1999      % Change      2000        1999      % Change
              ----------  ----------  ----------  ----------  ----------  ----------
                    (In Thousands)                      (In Thousands)
Gross Profit  $     957   $      168        470%  $    2,254   $    437          416%
Gross Margin         30%          18%                     28%        17%

     Gross profit consists of total revenues minus cost of total revenues. Cost of total revenues consists primarily of the cost of products sold to customers, shipping and handling costs for product sales, and advertising sales commissions paid both to a third party advertising agency and to the Company's internal advertising sales department. The increase in gross profit in absolute dollars is due in part to the Company's overall increased total revenues. Gross margin percentage increased primarily due to an increase in higher margin advertising revenues in both the quarter and nine months ended March 31, 2000 as compared to the same periods in 1999, product management negotiating with suppliers that raised contractual gross margins, and the elimination of a one-time promotional activity, which totaled $79,000 in the nine months ended March 31, 1999. The Company typically experiences some sequential quarterly variances in gross margins due to seasonal shifts in sales of its product mix. Additionally, the Company may at times use discounting and other promotional activities to promote customer purchases that would negatively affect gross margins.

MARKETING  AND  SALES

                                  Quarter Ended                        Nine Months
                                     March 31,                        Ended March 31,
                              ----------------------              ----------------------
                                 2000        1999      % Change      2000        1999      % Change
                              ----------  ----------  ----------  ----------  ----------  ----------
                                  (In Thousands)                       (In Thousands)
Marketing and Sales. . . . .  $   8,435   $   3,686          129%  $ 16,038   $    7,065        127%
Percentage of total revenues        267%        393%                    196%         281%

     Marketing and sales expenses consist primarily of advertising and promotional expenditures, payroll and related expenses for personnel engaged in marketing, customer solutions, advertising sales and distribution activities and distribution expenses. Marketing and sales expenses increased in absolute dollars primarily due to an increase in the Company's advertising and promotional expenditures, and increases in payroll costs associated with the Company's marketing and customer solutions departments. Marketing and sales expenses decreased as a percentage of revenue due to the significant increase in total revenues. The Company intends to continue to pursue an aggressive branding and marketing campaign and to hire additional marketing and sales personnel and, therefore, expects marketing and sales expenses to increase significantly in absolute dollars in future periods. In addition, if the Company's sales volume increases in future periods, the Company will need to continue to expand its customer solutions and distribution departments, which will result in increased marketing and sales expenses.

CONTENT  AND  PRODUCT  DEVELOPMENT

                                     Quarter Ended                        Nine Months
                                        March 31,                        Ended March 31,
                                 ----------------------              ----------------------
                                    2000        1999      % Change      2000        1999      % Change
                                 ----------  ----------  ----------  ----------  ----------  ----------
                                      (In Thousands)                       (In Thousands)
Content and product development  $   1,768   $     928          91%  $   4,824   $   2,167         123%
Percentage of total revenues. .         56%         99%                     59%         86%

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

GENERAL  AND  ADMINISTRATIVE

                                  Quarter Ended                        Nine Months
                                     March 31,                        Ended March 31,
                              ----------------------              ----------------------
                                 2000        1999      % Change      2000        1999      % Change
                              ----------  ----------  ----------  ----------  ----------  ----------
                                      (In Thousands)                       (In Thousands)
General and administrative .  $   2,002   $     803         149%  $   4,976   $   1,881         165%
Percentage of total revenues         63%         86%                     61%         75%

     General and administrative expenses consist of payroll and related expenses for general corporate functions, including supplier operations support, finance, facilities expenses, and professional services expenses. The increase in general and administrative expenses in absolute dollars is primarily due to an increase in payroll and related costs used for hiring additional personnel as well as associated expenses necessary to support the growth of the Company's operations, including facilities, professional services and supplier operations support. General and administrative expenses decreased as a percentage of revenue due to the significant increase in total revenues. The Company expects general and administrative expenses to increase in absolute dollars in future periods as the Company expands its staff and incurs additional costs related to the growth of its business.

DEPRECIATION  AND  AMORTIZATION

                                  Quarter Ended                        Nine Months
                                     March 31,                        Ended March 31,
                              ----------------------              ----------------------
                                 2000        1999      % Change      2000        1999      % Change
                              ----------  ----------  ----------  ----------  ----------  ----------
                                   (In Thousands)                       (In Thousands)
Depreciation and amortization  $    577   $     142         306%  $   1,388   $     377         268%
Percentage of total revenues.        18%         15%                     17%         15%

     Depreciation of property and equipment and amortization of intangible other assets are based on the useful lives of the assets or terms of the license agreements, generally three to seven years, and is computed using the straight-line method. The increase in depreciation and amortization expense is primarily due to the increase in property and equipment to support the growth of the Company, including computer equipment, software, database servers, and build out of new office space. In addition, if the Company's sales volume increases in future periods, the Company will need to continue to expand its property and equipment, which will result in increased depreciation and amortization expenses.

AMORTIZATION  OF  DEFERRED  COMPENSATION


                                           Quarter Ended                        Nine Months
                                              March 31,                        Ended March 31,
                                       ----------------------              ----------------------
                                          2000        1999      % Change      2000        1999      % Change
                                       ----------  ----------  ----------  ----------  ----------  ----------
                                           (In Thousands)                       (In Thousands)
Amortization of deferred compensation  $      250  $      117        114%  $      922  $      304        203%



     Deferred stock compensation is amortized to expense over the vesting periods of the applicable stock options. The Company expects to record $215,000 of amortization over the remaining three months ended June 30, 2000. These amounts represent the difference between the exercise price of stock option grants and the deemed fair value of the Company's common stock at the time of such grants. Amortization of deferred compensation expense for each of the next four fiscal years is expected to be as follows:

Year ended     Amount in thousands
-------------  --------------------

June 30, 2001  $                614
June 30, 2002                   348
June 30, 2003                   166
June 30, 2004                    40

INTEREST  INCOME  AND  EXPENSE

                       Quarter Ended                        Nine Months
                          March 31,                        Ended March 31,
                  ----------------------              ----------------------
                     2000        1999      % Change      2000        1999      % Change
                  ----------  ----------  ----------  ----------  ----------  ----------
                       (In Thousands)                      (In Thousands)
Interest income.  $      637  $      129        394%  $    1,683  $      580        190%
Interest expense  $        1  $        5       (80)%  $        7  $       16       (56)%

     Interest income increased for the quarter and nine months ended March 31, 2000 due to six full months of interest income on the proceeds of the Company's initial public offering. Interest expense continues to decline as the Company pays down its debt.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2000, the Company's principal source of liquidity consisted of $16.8 million of cash and cash equivalents and $15.6 million in short term investments compared to $15.3 million of cash and cash equivalents and $3.7 million in short term investments at June 30, 1999. Additionally, the Company had $6.6 million of long-term investments in securities at March 31, 2000.

     Net cash used in operating activities was $25.5 million and $10.8 million for the nine months ended March 31, 2000 and 1999, respectively. Net cash used in operating activities was primarily attributable to quarterly net losses and increases in prepaid advertising, other prepaid expenses and current assets, and inventories, offset by decreases in other noncurrent assets and increases in accrued expenses and unearned revenue.

     Net cash used in investing activities was $23.2 million and $5.9 million for the nine months ended March 31, 2000 and 1999, respectively, and consisted of purchases of investments, property and equipment and other assets. Cash available for investment purposes increased substantially in the nine months ended March 31, 2000 as a result of the proceeds from the issuance of common stock in the Company's initial public offering.

     Net cash provided by financing activities of $50.1 million for the nine months ended March 31, 2000 resulted from net proceeds from the issuance of common stock in the Company's initial public offering. Net cash used in financing activities of $160,000 for the nine months ended March 31, 1999 resulted from payments on the Company's long term debt and issuance costs of Series E preferred stock offset by the proceeds from stock option exercises.

     The Company believes that its current cash and marketable securities and investments balances will be sufficient to meet its anticipated cash needs through the remainder of the fiscal year ended June 30, 2000. The Company expects to experience operating losses and negative cash flow for the foreseeable future and, as a result, the Company may be forced to rely on external financing to meet future capital requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company's capital requirements depend on several factors, including:

     -     the  rate  of  market  acceptance  of  the Company's online solution;

     - the Company's ability to expand its customer base and increase revenues;

     -     the  Company's  level  of  expenditures  for  marketing  and  sales;

     -     purchases  of  equipment  and  software;

     -     the  cost  of  Web  site  upgrades;

     - possible acquisitions of or investments in complementary businesses, products, services and technologies; and

     -     other  factors,  including  unforeseen  factors  and  developments.

     If the Company's capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated.

     If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders and debt financing, if available, may involve restrictive covenants which could restrict the Company's operations or finances. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds, if needed, on acceptable terms, the Company may not be able to continue its operations, develop or enhance its Web site, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could negatively impact the Company's business, operating results and financial condition.

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

     The Company has incurred net losses since inception, including net losses of $19.1 million in fiscal 1999 and $24.2 million in the first nine months of fiscal 2000. As of March 31, 2000, the Company has incurred cumulative net losses of $51.1 million. The Company expects to experience operating losses and negative cash flow for the foreseeable future. The Company anticipates its losses will increase significantly from current levels because future revenues may not increase sufficiently to offset additional costs and expenses related to brand development, marketing and other promotional activities, content development and technology and infrastructure development. The Company does not have sufficient cash to indefinitely sustain these operating losses.

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

     The Company has a limited operating history on which to base an evaluation of its business and prospects. The Company was formed in December 1995, and it initiated its online operations and first recognized revenues in March 1996. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by early stage companies in new and rapidly evolving markets such as online commerce. Because of the Company's limited operating history, it is difficult to assess whether the Company will succeed at executing on its business strategy, managing growth and addressing the market risks that it faces in a rapidly developing market.

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

     - media groups with existing, well-defined brands in the home and garden market, such as Martha Stewart Living; and

     - multi-channel online retailers seeking to diversify their product offerings, such as Amazon.com, 1-800-FLOWERS and FTD.

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

THE COMPANY'S PERFORMANCE, INCLUDING ITS REVENUE GROWTH, DEPENDS ON ITS ABILITY TO OFFER NEW AND EXPANDED PRODUCTS AND SERVICES.

     The Company plans to introduce new and expanded products and services and to enter into new relationships with third parties in order to generate additional revenues, attract more consumers, increase market share and respond to competition. The Company may be unable to offer such products or services in a cost-effective or timely manner. Furthermore, any new product or service the Company launches that is not favorably received by consumers could damage its reputation and brand name, resulting in lower revenues. Expansion of the Company's products or services in this manner would also require significant additional expenses and development and may strain the Company's management, financial and operational resources. The Company's business, operating results and financial condition could be seriously harmed if it is unable to generate revenues from expanded services or products sufficient to offset their cost. The

Company's success also depends on its ability to accurately determine the products and features required by customers and to design and implement offerings that meet these requirements in a timely and efficient manner. The Company may be unsuccessful in determining customer requirements, and the Company's offerings may not adequately satisfy current or future customer demands. Furthermore, even if the Company correctly forecasts customer demands, the Company may be unable to design and implement a Web site that meets these demands.

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

FUTURE GOVERNMENT REGULATION OF THE INTERNET COULD DECREASE DEMAND FOR THE COMPANY'S PRODUCTS OR INCREASE THE COMPANY'S COSTS OF CONDUCTING BUSINESS.

     New Internet legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Internet and online commerce, or the application of existing laws and regulations to the Internet and online commerce could harm the Company's business, operating results and financial condition. The Company is subject to regulations applicable to businesses generally and laws or regulations directly applicable to communications over the Internet and access to online commerce. Although there are currently few laws and regulations directly applicable to the Internet and online retailing services, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust, taxation and characteristics and quality of products and services. For example, the United States Congress enacted Internet laws regarding children's privacy, copyrights, taxation and transmission of sexually explicit material and the European Union enacted its own privacy regulations. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations regarding Internet commerce and communications may decrease the growth of the Internet or commercial online services, which could, in turn, decrease the demand for the Company's products and services and increase the Company's cost of doing business, leading to further losses.

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

THE COMPANY MAY BE UNABLE TO MEET ITS FUTURE CAPITAL REQUIREMENTS AND EXECUTE ON ITS BUSINESS STRATEGY.

     The Company expects current cash balances, cash equivalents and investments to meet its working capital and capital expenditure needs for the remainder of the fiscal year ended June 30, 2000. Because the Company is not currently generating sufficient cash to fund its operations, the Company may be forced to rely on external financing to meet future capital requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company's capital requirements depend upon several factors, including the rate of market acceptance, its ability to expand its customer base and increase revenues, its level of expenditures for marketing and sales, purchases of equipment and software, the cost of Web site upgrades and other factors. If the Company's capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated.

     The Company can make no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. Further, if the Company issues equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants which could restrict the Company's operations or finances. If the Company cannot raise funds, if needed, on acceptable terms, the Company may not be able to continue its operations, develop or enhance its Web site, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could negatively impact the Company's business, operating results and financial condition.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

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

     The following table summarizes the offering expenses incurred by the Company through March 31, 2000 and the net proceeds received by the Company as of March 31, 2000 pursuant to the Offering:


Aggregate offering price of shares sold by the Company  $55,800,000
Underwriting discounts and commissions . . . . . . . .    3,906,000
Finder's fees. . . . . . . . . . . . . . . . . . . . .            -
Expenses paid to or for underwriters . . . . . . . . .            -
Other expenses . . . . . . . . . . . . . . . . . . . .    2,078,000
                                                        -----------
Total expenses . . . . . . . . . . . . . . . . . . . .    5,984,000
                                                        -----------
Net offering proceeds to the Company . . . . . . . . .   49,816,000

An estimate of how these proceeds were used by the Company during the period September 15, 1999 through March 31, 2000 is as follows:


Marketing and sales. . . . . . . . . . . . . . . . .  $6,855,000
Content and product development. . . . . . . . . . .   1,437,000
General and administrative . . . . . . . . . . . . .   1,627,000
Purchase and installation of property and equipment.     915,000

As of March 31, 2000, the remaining net proceeds of the Offering were invested in cash and cash equivalents and short-term and long-term investments pending the Company's use of the net proceeds.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matter was submitted to a vote of the security holders of the Company during the third quarter of fiscal 2000.

ITEM  5.  OTHER  INFORMATION.

     On May 10, 2000, the Company's Compensation Committee approved an increase in the number of shares authorized for issuance under the Garden.com, Inc. 1996 Stock Option/Stock Issuance Plan (the "Plan"). The Plan was amended to increase the authorized shares by 900,000 shares. The Compensation Committee approved this increase to enable the Company to make option grants to employees in fiscal 2000 in amounts it believes are necessary to remain competitive with levels in its industry.

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

     27     Financial  Data  Schedule

     (b)     Reports  on  Form  8-K:  None  in the third quarter of fiscal 2000.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated  this  15th  day  of  May,  2000.

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