Form 10-K
period 2000-06-30
GARDEN COM INC
filed 2000-10-13
CIK 1085818

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

(Mark  One)

[x]     Annual Report pursuant to section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  fiscal  year  ended  June  30,  2000.

[  ]     Transition  Report  pursuant  to  section 13 or 15(d) of the Securities
Exchange  Act  of  1934  for  the  transition  period  from  ___  to  ____.

                         Commission file number 0-26265

                                Garden.com, Inc.
                       -----------------------------------
             (Exact name of Registrant as Specified in Its Charter)

             Delaware                                74-2765381
-----------------------------------      -----------------------------------
(State  or  Other  Jurisdiction  of     (IRS  Employer  Identification  No.)
 Incorporation  or  Organization)

     3301  Steck  Avenue,  Austin,  TX                 78757
     ---------------------------------                 -----
(Address  of  principal  executive  offices)         (Zip  Code)

        Registrant's telephone number, including area code:  512-532-4000
                                                           --------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                             Name  of  each  exchange  on
Title  of  each  class                       which  registered
     NA                                                NA
     --                                                --

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $.01 Per Share
                ------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                     --    --

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Registrant's common stock held by nonaffiliates as of August 31, 2000: $17,346,542. Shares of common stock held by any executive officer or director of the Registrant and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     Number of shares of the Registrant's common stock outstanding as of August 31, 2000: 17,739,845.

DOCUMENTS  INCORPORATED  BY  REFERENCE

     Portions of the Proxy Statement for the 2000 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

                                     PART I
                                     ------

ITEM  1.  BUSINESS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN FORWARD-LOOKING STATEMENTS. SEE "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - ADDITIONAL FACTORS MAY AFFECT FUTURE RESULTS."

GENERAL

     Garden.com, Inc. ("Garden.com" or the "Company") is an online destination integrating gardening and gardening-related commerce, content and community. Primarily through its flagship Web site, www.garden.com, the Company provides consumers with an intuitive, easy-to-use environment through which they can access a wide variety of gardening information and resources, purchase a broad selection of products, receive specific gardening advice and other personalized services and interact with an online gardening community. The Company also operates an additional gardening site, www.virtualgarden.com. In addition to its Web site, the Company distributes seasonal, branded catalogs allowing both existing and prospective customers an alternative means for purchasing the Company's product offerings. The Company offers its suppliers a branding opportunity, increased sales potential through an expanded customer base and the ability to improve demand forecasting. By interacting with both its customers and suppliers through the Internet, the Company provides consistent, high quality customer service and streamlined distribution.

     The Company uses its proprietary supplier information system, TRELLIS, to provide information and submit orders to suppliers and to allow customers to track their orders. The Company has recently launched a new division focusing on its TRELLIS system with the intention of offering advanced virtual supply chain management technology and a service solution to the retail industry and other various industries.

     According to its internal database records, the Company estimates that as of June 30, 2000, its cumulative membership increased to 1.4 million, an increase of approximately 117% over 645,000 for the same quarter in fiscal year 1999. Cumulative customer accounts reached 263,000 as of June 30, 2000, an increase of 180% over 94,000 in the same quarter of fiscal year 1999. The Company's revenues have increased to approximately $7.3 million in the quarter ended June 30, 2000 from approximately $2.9 million in the quarter ended June 30, 1999.

RESTRUCTURING  PLAN

     On September 28, 2000, the Company announced a corporate restructuring (the "Restructuring Plan") with the intent of lowering ongoing operating expenses and reducing future capital requirements. It is expected that the Restructuring Plan will cost the Company between $2.5 million and $2.8 million. Pursuant to the Restructuring Plan, the Company reduced its workforce on September 28, 2000 by 93 employees. In addition, the Company terminated or materially amended multiple marketing initiatives, including the Company's relationships with iVillage, Excite and PRIMEDIA, resulting in both write-offs of prepaid assets and cash payments to third parties to discontinue certain contractual obligations.

     In connection with the Restructuring Plan, the Company announced the launch of its TRELLIS division. It is anticipated that this division will concentrate on developing additional revenue sources for the Company through software licensing sales, ongoing software support fees and consulting revenues. Additionally, the TRELLIS division will provide ongoing support to the Company's Internet and branded catalog based sales efforts. At formation, the TRELLIS division is comprised of 16 employees, or 10% of the total workforce of Garden.com as of September 28, 2000.

     Simultaneous with its announcement of the Restructuring Plan, the Company also announced that it had engaged the investment bank of Robertson Stephens to aid the Company in evaluating strategic alternatives and to assist the Company with ongoing fund-raising efforts.

GARDEN.COM  SOLUTION  AND  STRATEGY

     The Company provides consumers with an intuitive, easy-to-use environment through which they can access a wide variety of gardening information and resources, purchase a broad selection of products and receive personalized services, such as specific gardening advice, and interact with its online gardening community. Key features of the Company's offerings for gardening consumers include:

- Personalized Service. The Company targets personalized services and content to consumers based on their individual preferences, geographic location and level of gardening sophistication.

- New Distribution Channel. The Company has created a new distribution channel between its consumers and suppliers that provides consistent customer service and streamlined distribution.

- Branded Catalogs. The Company distributes seasonal, branded catalogs allowing both existing and prospective customers an alternative means for purchasing the Company's product offerings.

- Breadth and Depth of Product Selection. The Company maintains a broad and deep product selection for its customers. The Company's product line includes live plants, shrubs, trees, bulbs, seeds, organic fertilizers and pesticides, tools, furniture, garden ornaments, clothing, garden accessories and a distinctive garden-inspired gift line.

- Compelling Content. The Company delivers compelling content on an interactive basis, including daily and weekly online features, which are hyperlinked to companion product offerings and which provide gardeners with planting advice, design ideas, introductions to trends and entertaining stories. The Company maintains a large and growing library of gardening photography which provides inspiration and a horticultural database which allows consumers to research by attribute or keyword.

- Gardening Community. The Company has created a community for users to interact and share interests, ideas and gardening information. The Company believes that this environment makes gardening information accessible to a wide-range of gardeners and allows the gardening community from around the world the opportunity to communicate with each other, gardening experts and authors, friends and family, Garden.com editors and the Garden Doctor, the Company's network of dedicated gardening experts.

     The Company intends to continue to provide products and services to home gardeners through its Web site and branded catalogs while developing its technology, including TRELLIS and potentially other proprietary software applications, as additional revenue sources. As reflected in the Restructuring Plan, the Company intends to reduce ongoing operating expenses. Such reduction in expenses combined with the Company's limited cash, cash equivalent and investment balances may impair the Company's ability to successfully implement all or part of the Company's strategy, which would have an adverse effect on the Company's business, operating results and financial condition.

GARDEN.COM'S  PRODUCTS  AND  SERVICES

     The Company provides consumers with a complete online gardening destination integrating gardening commerce, content and community. The Company believes it offers attractive benefits to consumers, including convenience, ease-of-use, personalization, enhanced product selection, depth of content and information and avenues for community. Key features of the Garden.com experience include:

     Shopping Departments and Utilities. The Company categorizes its products into three broad categories: livegoods, hardgoods, and gifts and seasonal. A description of these categories and other Garden.com shopping utilities follows.

- Livegoods. With its broad selection of perennials, herbs, bulbs, seeds, trees and shrubs, the Company believes that it currently offers one of the largest selection of plants and flowers available from a single source. The Company offers consumers a comprehensive selection of both traditional and specialty plants. The Company also offers a number of preselected combinations of plants and flowers, which the Company markets through its Web site's editorial content. In addition, the Company sells complete garden kits comprised of plant collections and complementary tools.

- Hardgoods. The Company offers an extensive selection of gardening-related products including furniture, ornaments, tools, books, organic pest and fertilizer solutions and gardening accessories. The Company believes that its gardening-related products complement its diverse plant product offerings.

- Gifts and Seasonal. The Company offers a range of holiday, wedding, birthday and special occasion gifts, including wreaths, cut flowers and bath and body products. The Company has developed distinctive gift packaging to differentiate its brand and to enhance the gift recipient's experience.

- Online and Branded Catalog Ordering. Visitors can place items into their shopping "wheelbarrow" which can be saved from online session to online session. Customers can make purchases via online secure credit card transaction or via a toll-free number.

- Customer Solutions. Through the Customer Solutions Center, customers gain full access to their order status, order history, frequently asked questions and other customer services. In addition, Customer Solutions provides general help and horticultural advice through timely response to e-mail and a dedicated toll-free number.

     Garden Design. The Company provides its users with the resources necessary to plan their gardens, design garden plots and choose the appropriate plants for their gardens. The Company offers the following specialized garden design features to its users:

- Landscape Planner. Landscape Planner enables its users to graphically design a garden plot, by dragging and dropping plants onto a grid. Once the customer has completed the garden design, the customer can purchase the plants used in the design. Using Landscape Planner, customers can further customize one of the Company's garden designs to meet their needs and preferences.

- Plant Finder. Visitors can use Plant Finder to search its proprietary database of plants and flowers to get suggestions tailored to a member's preferences, geographic location, and garden conditions.

- Garden Designs and Collections / Design Portfolio. The Company has established several predesigned garden plans to provide ideas, highlight many facets of gardening and inspire creativity. The Design Portfolio provides useful tips and information on garden design and maintenance. Once a user has researched the garden designs, the user can purchase the plants highlighted in the Company's Design Portfolio.

- Garden Minder. Garden.com members can sign up for a personalized, semi-monthly e-mail on a variety of garden related subjects, such as lawn or rose care, alerting them to time-sensitive garden care and maintenance tips.

     Gardening Content. The Company's retailing strategy integrates content with product merchandising, blending a publishing strategy with its retail efforts. To pursue this strategy, the Company maintains five distinct test gardens where many of its designs, products and how-to features are researched and photographed. Below is a sampling of the content that the Company provides its users:

- Online Magazine. Created exclusively for online purposes, the magazine section of garden.com includes weekly inspirational features, garden ideas, practical tips, design advice and planting guides, which incorporate the latest gardening trends. In addition, the Company provides more targeted content focusing on topics such as weekend projects, kitchen gardening, wildlife and famous gardens of the world. This content serves as a merchandising platform to highlight various products and gardening activities offered on Garden.com's Web site.

- Regional Gardening. For those seeking gardening advice specific to their region, the Company offers specific ideas and planting advice from Garden.com's ten regional gardening editors. In addition, its Regional Gardening section highlights monthly to-do lists, activities and native plants. Sales promotions and other gardening utilities are tailored for each of the ten regions of the country designated by Garden.com.

     Community. The Company has created an environment which makes gardening information accessible to a wide range of gardeners and facilitates discussion and exchange between gardeners. In building a successful community of active members and loyal customers, the Company uses the following features:

- Chat Sessions. Through the Company's newsgroups and chat rooms, members can easily communicate with each other, authors and other gardening experts. The Company also offers additional activities for its members such as live chat sessions with gardening experts and online garden design classes.

- Garden Doctor. Through Garden Doctor, the Company provides a network of gardening experts dedicated to answering Garden.com member's questions. This valuable resource offers personalized solutions to the Company's users' problems. In this way, the Company makes gardening more approachable and enjoyable to a wider range of consumers.

     As a result of the reduced expenditures contemplated by the Restructuring Plan and the Company's limited cash, cash equivalent and investment balances, the Company may be unable to provide the same commerce, content and community offerings to consumers. This reduction in products and services could result in reduced product and advertising revenue levels.

ADVERTISING  SALES

     Through its internal sales force, the Company has continued to actively pursue advertising sales as an additional revenue source. A variety of marketers, including IKEA, GMC Trucks, Nestle's Taster's Choice, Sears.com and Wells Fargo Home Equity, have advertised with the Company through multiple advertising vehicles including the Web site and member and customer e-mail programs. The Company intends to continue to explore promotional and distribution arrangements that generally have longer terms and higher dollar value than typical banner advertising deals to support brand marketing objectives, including product awareness and introductions, online research and editorial integration. Advertising sales accounted for approximately 13% of the Company's revenues in the fiscal year ended June 30, 2000. The Company's ability to grow advertising sales in future periods will depend in part upon its ability to successfully implement its overall strategy at the lower expense levels contemplated by the Restructuring Plan. The Company's advertising sales may also be adversely affected by financial difficulties being experienced by other Internet and e-commence companies that may result in reduced advertising expenditures by such companies. In connection with the Restructuring Plan, the Company has discontinued Garden Escape Magazine.

MARKETING  AND  PROMOTION

     Marketing and Promotion Strategy. The Company's marketing and promotion strategy is designed to:

-     maximize  repeat  purchases;

-     build  strong  customer  loyalty;

-     increase  consumer  traffic  to  the  garden.com  Web  site;

-     add  new  customers;  and

-     develop  incremental  revenue  opportunities.

     Marketing and Promotion Channels. In order to implement the Company's marketing and promotion strategy, the Company has employed multiple channels, including:

- Branded Catalogs and Other Direct Marketing. The Company is conducting an ongoing direct mail campaign that distributes a variety of direct response pieces, including seasonal, branded catalogs and commerce and content based e-mails listing upcoming features and promotions on the Company's Web site. The Company sends mailings to selected members, customers and third party lists.

- Customer Retention Efforts. The Company's customer retention efforts include its one year, 110% guarantee on all products; Garden Minder; Bloom Times, a monthly e-mail newsletter distributed to the Company's entire membership featuring products, promotions, upcoming features and chat events; targeted e-mail promotions, such as the first time buyer program, occasional sales and holiday promotions; and Shoppers' Preview, a service that sends customized e-mails about new products and promotions, tailored to specific customer segments identified in the customer database.

- Affiliate Program. The Company's affiliate initiative, which was launched in October 1999, currently has over 23,000 affiliate members. The affiliate program is supported by a link on the Web site, where third-party Web sites can register to sell garden.com products on a sales commission basis.

- Other Marketing and Promotion Channels. The Company has historically engaged in multiple programs of print, radio, television and Internet advertising to access potential customers. The Company expects that these programs will represent a less significant percentage of overall marketing and promotion spending in future periods.

     Consistent with the reduction in expenses contemplated by the Restructuring Plan and the Company's limited cash, cash equivalent and investment balances, the Company expects to spend fewer absolute dollars on marketing and promotional efforts for the year ending June 30, 2001 than in the prior fiscal year. As a result, the Company may not be able to successfully implement its marketing and promotion strategy, which would have an adverse effect on the Company's business, operating results and financial condition.

SUPPLY  MANAGEMENT

     As of June 30, 2000, the Company had over 70 supplier relationships. The Company uses these relationships and its TRELLIS technology to "virtually integrate" the gardening supply chain to provide a broader product selection to its customers than the Company believes is currently available through any other gardening retail channel. To address the highly fragmented supply base, geographically dispersed suppliers and the perishability of live planting material, the Company has assembled a virtual warehouse for its gardening and gardening-related products.

     The Company's suppliers benefit from its unique marketing channel without dedicating resources to build an online presence. As of June 30, 2000, the Company had strategic mutually exclusive or semi-exclusive online relationships with approximately 25 of its suppliers. Under these relationships, the supplier serves as the Company's exclusive provider of a specific product line and the Company in turn acts as either the exclusive online outlet, or one of a limited number of online outlets, for the respective suppliers' products. For the fiscal year ended June 30, 2000, shipments from these 25 suppliers accounted for greater than 65% of the Company's total product revenue. However, in the event that its demand unexpectedly exceeds the quantities its suppliers can provide, the Company has the right to establish relationships with alternative suppliers that the Company believes can satisfy its demand on reasonable terms. Finally, the Company negotiates pricing with suppliers based upon the supplier's wholesale price at the beginning of each shipping season.

     For the fiscal year ended June 30, 2000, one external supplier, Milaeger's Gardens, accounted for more than 12% of the Company's revenue.

     To ensure that the Company's automated supply network is efficient and scaleable, the Company uses its TRELLIS technology to enable the efficient exchange of information with the Company's suppliers. Over 95% of product shipments are now processed through the Company's automated supply network as orders are placed online, automatically downloaded to the Company's suppliers for fulfillment and directly shipped to the Company's customers via Federal Express. By avoiding the expense and overhead of traditional multi-tier distribution models that focus on centralized distribution, the Company believes it has a competitive advantage over traditional gardening retailers. While the majority of the Company's customer orders are directly shipped from its suppliers, the Company maintains an inventory of specialty gifts, promotional items and some high volume products in its Austin, Texas warehouse.

     The Company leverages information systems capabilities of Federal Express to link Garden.com with its suppliers and customers. In conjunction with Federal Express, the Company developed the TRELLIS shipping module to virtually integrate its supply chain. This system provides significant efficiencies by automating the process for updating order status and offers the reliability of Federal Express delivery. The Company's order process and the respective roles of its suppliers and Federal Express can be summarized as follows:

     1. A customer visits the garden.com Web site, browses for products, selects items for purchase and completes the order online or by calling the Company's Customer Solutions 800 telephone number. A customer may purchase several items on the same order, and these items may ship directly from one or more of the Company's suppliers.

     2.     The  customer  order  automatically  is  recorded  in  TRELLIS.

     3. After the order is recorded, the Company routes it to the appropriate supplier or suppliers for processing via TRELLIS. Suppliers can access the Internet, enter a special supplier area of the garden.com Web site, view all the orders that contain one of their products and print packing slips to prepare the order.

     4. The supplier prepares the order for shipment by selecting the items specified on the packing slip from its warehouse or growing field and by packing the items.

     5. The supplier then downloads a Federal Express shipping label from TRELLIS and places the label on the exterior of the box. When the supplier requests a label for an order, the Company's system also automatically updates that customer's order record with the Federal Express tracking number. From the time the order is placed until it is delivered to the customer's location, both the Company's Customer Solutions representatives and the customer can track order status and package location during shipment through the garden.com Web site.

     6. Federal Express picks up all of the processed orders and delivers the orders directly to the location specified by the customer in its online order.

     7. The supplier then uses TRELLIS to print a summary of all the items processed that day for the Company and uses the summary to invoice the Company on a weekly or monthly basis.

     8. Federal Express bills the Company directly for all the shipping costs associated with each order. The Company's suppliers are not responsible for processing shipping invoices.

     As a result of reduced expenses contemplated by the Restructuring Plan and the Company's limited cash, cash equivalent and investment balances, the Company may experience problems with its supplier base or with Federal Express. These vendors may be unwilling to continue to supply Garden.com with the products or services necessary to successfully implement its strategy or may require other terms and conditions adverse to the Company. In addition the Company may not be able to attract new suppliers or shipping carriers because of concerns regarding the Company's ability to continue to operate its business.

OPERATIONS  AND  TECHNOLOGY

     The Company's Web site is run off multiple front-end Web servers and an enterprise database server. The Company's servers are located at a third-party network operating center in Austin, Texas, which provides 24-hour systems support and connectivity via high speed DS-3 and higher connections. Additionally, the Company maintains another set of servers at its headquarters, to promote redundancy from the primary servers. These services and systems are based on a combination of the Company's own proprietary technologies, including TRELLIS, Landscape Planner and Plant Finder, and commercially available, licensed technologies. As part of the Company's continuing effort to refine its automated supply network, the Company uses its Austin, Texas warehouse to test technological upgrades and enhancements to the network. The Company believes that its Web site and its proprietary supplier information system, TRELLIS, provide the amount of customization, interactivity and performance required by online consumers and suppliers. The Company uses a set of applications for:

-     accepting  and  validating  customer  orders;

-     organizing,  placing  and  managing  orders  with  suppliers;

-     notifying  and  updating  customers  of  order  status;  and

-     managing  shipment  of  products  to  customers.

     The Company is currently engaged in a project to upgrade its system architecture, involving the purchase from third parties of computer equipment, software and consulting services. The Company believes this investment will assist Garden.com in the implementation of its strategy by expanding the internal system capacity and functionality needed to help support potential growth in both product demand and visitors to the Web site. As of June 30, 2000 the Company had invested approximately $2.7 million related to this system architecture upgrade, and anticipates that it will make the remaining purchases of approximately $5.7 million by December 31, 2000.

     The market in which the Company competes is characterized by rapidly changing technology, evolving industry standards and changing customer demands. Accordingly, the Company's future success will depend on its ability to adapt to rapidly changing technologies, to adapt its services to evolving industry standards and to continually improve the performance, features and reliability of its service in response to competitive service and product offerings and evolving demands of the marketplace. The Company's failure to adapt to such changes would have a negative impact on its operating results. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures by the Company to modify or adapt its services or infrastructure which could have a negative impact on its operating results.

     In connection with the Restructuring Plan, the Company announced the launch of its TRELLIS division. It is anticipated that this division will concentrate on developing additional revenue sources for the Company through software licensing sales, ongoing software support fees, and consulting revenues.

     During the first quarter of the fiscal 2001, the Company also formed a subsidiary to pursue other software development opportunities. This subsidiary is currently proceeding with its first software application project, which involves developing computer software designed to enhance database performance. The Company owns 80% of this subsidiary and the Company issued restricted stock for the other 20% of this subsidiary to four executive officers of the Company. The software applications being developed by this subsidiary are in the early development stages, and the Company can make no assurance that this subsidiary will be able to develop any commercially viable software applications, particularly in view of the Company's limited resources.

     As a result of reduced expenses contemplated by the Restructuring Plan and the Company's limited cash, cash equivalent and investment balances, the Company may experience problems related to operations and technology development. The Company may be unable to retain or attract employees with the required technological skills. In addition the Company may have insufficient resources to invest in the hardware or software products necessary to successfully implement its strategy.

COMPETITION

     Internet and online commerce generally, and the online retail gardening market specifically, are new, rapidly evolving and intensely competitive, and the Company expects such competition to intensify in the future. The Company currently or potentially competes with a variety of other companies, including:

-     traditional  local  nurseries;

-     home  improvement  superstores,  such  as  Lowe's  and  Home  Depot;

- established gardening mail-order catalogs, including Foster & Gallagher and Smith & Hawken;

- media groups with existing, well-defined brands in the home and garden market, such as Martha Stewart Living; and

- multi-channel online retailers seeking to diversify their product offerings, such as Amazon.com, 1-800-FLOWERS and FTD.

     The Company believes that the following are principal competitive factors in its market:

-     convenience;

-     quality;

-     selection;

-     customer  service;

-     information;  and

-     brand  recognition.

     Many of these current and potential competitors can devote substantially more resources to Web site and systems development than the Company. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with the Company's online competitors. Some of the Company's competitors may be able to secure products from suppliers on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than the Company can. Finally, new technologies and the expansion of existing technologies, such as price comparison programs that select specific products from a variety of Web sites, may direct customers to other online gardening destinations. If the Company faces increased competition, its operating results may be negatively impacted.

     The Company believes that its TRELLIS division will face intense competition as the Company attempts to commercialize internally developed technology. Competitors to the TRELLIS division could include Yantra, Optum, AtlasCommerce and Order Trust. The Company believes that its lack of experience in commercializing technology and its limited resources may put the TRELLIS division at a disadvantage as compared to its competitors.

INTELLECTUAL  PROPERTY

     The Company regards the protection of its copyrights, service marks, trademarks, trade dress and trade secrets as critical to its future success and relies on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect its proprietary rights in products and services. The Company has entered into confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with its suppliers and strategic partners in order to limit access to and disclosure of its proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by the Company to protect its intellectual property will prove sufficient to prevent misappropriation of its technology or to deter independent third-party development of similar technologies. The Company pursues the registration of its trademarks and service marks in the U.S. and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's services are made available online. The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights, such as trademark or copyrighted material, to third parties. While the Company attempts to ensure that the quality of its brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of the Company's proprietary rights or reputation, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company also relies on certain technologies that it licenses from third parties, including the suppliers of the operating systems and financial and reporting system for its business. There can be no assurance that these third-party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of such technology could require the Company to obtain substitute technology of lower quality or performance standards or at greater cost, which could negatively impact the Company's business, results of operations and financial condition.

     To date, the Company has not been notified that its technologies infringe the proprietary rights of third parties. There can be no assurance that third parties will not claim infringement by the Company with respect to past, current or future technologies. The Company expects that participants in its markets will be increasingly subject to infringement claims as the number of services and competitors in the Company's industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company or at all. As a result, any such claim could have a material adverse effect upon the Company's business, results of operations and financial condition.

GOVERNMENT  REGULATION

     The Company is not currently subject to direct federal, state or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, such legislation could subject the Company and/or its customers to potential liability, which in turn could have an adverse effect on the Company's business, results of operations and financial condition. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for the Company's service or increase the cost of doing business or in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

     Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for the Company's services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, because the Company's services are accessible throughout the United States, other jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in a particular state. The Company is qualified to do business in California, Iowa, Michigan and Texas and its failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the Company to taxes and penalties for the failure to qualify and could result in its inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, could have a material adverse effect on the Company's business, results of operations and financial condition.

     In addition to regulations applicable to businesses generally, the Company is regulated by federal, state and local governmental agencies with respect to the shipment of plants and other live goods, fertilizers and pesticides. For example, the California Department of Food and Agricultural restricts the import of plants into California from those states or regions which may have undesirable diseases, parasites or insects. The Company currently seeks to rely upon its suppliers to meet the various regulatory and other legal requirements applicable to the Company's business. However, the Company is unable to verify that they have in the past, or will in the future, always do so, or that their actions are adequate or sufficient to satisfy all governmental requirements that may be applicable to these sales. The Company would be fined or exposed to civil or criminal liability, and the Company could receive potential negative publicity, if these requirements have not been fully met by its suppliers or by the Company directly.

     There are, to the Company's knowledge, currently no investigations, inquiries, citations, fines, or allegations of violations or noncompliance pending by government agencies or by third parties against the Company. It is possible that there may be investigations or allegations in the future. The risk that any noncompliance may be discovered in the future is currently unknown. Although any potential impact on the Company for noncompliance cannot currently be established, it could result in civil or criminal penalties, including monetary fines and injunctions, for noncompliance and negative publicity, and have a material adverse impact on the Company's business, revenues, results of operations and financial conditions.

EMPLOYEES

     As of June 30, 2000, the Company employed 267 full-time equivalent individuals. Pursuant to the Restructuring Plan, the Company reduced its workforce on September 28, 2000 by 93 employees. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of the Company's key employees could negatively impact the Company's business, operating results and financial condition. With potential employee uncertainty resulting from the Restructuring Plan and the Company's limited resources, there can be no assurance that the Company will be able to retain and motivate its employees. The Company has adopted a severance policy for those employees remaining after the implementation of the Restructuring Plan. None of the Company's employees is represented by a labor union.

ITEM  2.  PROPERTIES

     The Company's headquarters are located in Austin, Texas at 3301 Steck Avenue, Austin, Texas 78757. The Company also maintain an office in Des Moines, Iowa, where its publishing office is located and where the Company maintains five test gardens, where products are grown, tested and evaluated for the main product line. The Company leases all of its facilities, with the Austin lease comprising approximately 32,500 square feet of office and warehouse space and the Iowa lease comprising approximately 1,500 square feet of office space.

ITEM  3.  LEGAL  PROCEEDINGS

     From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this report, the Company is not a party to any legal proceeding.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II
                                     -------

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

     The Common Stock is traded on the Nasdaq National Market under the symbol "GDEN". The following table sets forth the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market for the periods indicated.

YEAR ENDED JUNE 30, 2000

QUARTER                                         HIGH      LOW
---------------------------------------------  -------  -------
First (September 16, 1999-September 30, 1999)  $20.813  $14.969
Second. . . . . . . . . . . . . . . . . . . .  $19.000  $ 8.500
Third . . . . . . . . . . . . . . . . . . . .  $10.500  $ 6.750
Fourth. . . . . . . . . . . . . . . . . . . .  $ 8.500  $ 2.375

     At June 30, 2000, there were approximately 194 holders of record of Common Stock.

     The Company has not paid any cash dividends on its Common Stock. The Company intends to retain any earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM  6.     SELECTED  FINANCIAL  DATA

     The statement of operations data for the fiscal years ended June 30, 2000, 1999, 1998 and 1997 and for the period from October 2, 1995 (inception) to June 30, 1996 and the balance sheet data as of June 30, 2000, 1999, 1998, 1997 and 1996 are derived from the Company's financial statements that have been audited by Ernst & Young LLP, independent auditors.


                                                   Fiscal Year Ended
                                                       June  30,                       Period from
                                 ---------------------------------------------------  October 2, 1995
                                                                                      (inception) to
                                     2000         1999         1998         1997       June 30, 1996
                                 ------------  -----------  -----------  -----------  ---------------
                                         (in  thousands,  except  share  and  per  share  data)
Statement of Operations Data:
  Revenues:
    Products. . . . . . . . . .  $    13,564   $    4,952   $    1,283   $      308   $            8
    Advertising . . . . . . . .        1,938          442           56            8               --
                                 ------------  -----------  -----------  -----------  ---------------
 Total revenues . . . . . . . .       15,502        5,394        1,339          316                8
                                 ------------  -----------  -----------  -----------  ---------------

Cost of revenues:
  Products. . . . . . . . . . .       11,416        4,466        1,086          242                5
  Advertising . . . . . . . . .          205           74           22            4               --
                                 ------------  -----------  -----------  -----------  ---------------
 Total cost of revenues . . . .       11,621        4,540        1,108          246                5
                                 ------------  -----------  -----------  -----------  ---------------

Gross Profit. . . . . . . . . .        3,881          854          231           70                3
Operating expenses:
  Marketing and sales . . . . .       26,654       13,305        2,411          927              189
  Technology, content and
   product development. . . . .        6,918        3,167        1,188          858              161
  General and administrative. .        7,052        2,941        1,218          668              311
  Depreciation and amortization        2,107          610          219           97               29
  Amortization of deferred
   compensation . . . . . . . .        1,136          674           73           --               --
  Restructuring and other
   activities . . . . . . . . .          888           --           --           --               --
                                 ------------  -----------  -----------  -----------  ---------------
     Total operating expenses .       44,755       20,697        5,109        2,550              690
                                 ------------  -----------  -----------  -----------  ---------------

Operating loss. . . . . . . . .      (40,874)     (19,843)      (4,878)      (2,480)            (687)
Other income and expense. . . .        2,151          784          194           40               22
                                 ------------  -----------  -----------  -----------  ---------------

Net loss. . . . . . . . . . . .  $   (38,723)  $  (19,059)  $   (4,684)  $   (2,440)  $         (665)
                                 ============  ===========  ===========  ===========  ===============

Beneficial conversion
  feature and insubstance
  dividend. . . . . . . . . . .           --       (2,700)          --           --               --
                                 ------------  -----------  -----------  -----------  ---------------

Net loss application to
  common stockholders . . . . .  $   (38,723)  $  (21,759)  $   (4,684)  $   (2,440)  $         (665)
                                 ============  ===========  ===========  ===========  ===============

Basic net loss per share. . . .  $     (2.74)  $   (20.48)  $    (4.68)  $    (2.44)  $        (1.19)
                                 ============  ===========  ===========  ===========  ===============

Shares used to compute
  basic net loss per share. . .   14,149,167    1,062,696    1,000,820      999,993          558,908

Balance Sheet Data:
  Cash and cash equivalents . .  $     9,047   $   15,340   $   19,042   $    4,948   $          114
  Working capital . . . . . . .       25,023       18,323       18,308        4,568              (10)
  Total assets. . . . . . . . .       42,495       25,222       20,489        5,423              323
  Total liabilities and
   deferred revenue . . . . . .        7,546        3,343        1,473          586              251
  Total redeemable
   convertible preferred
   stock, warrants, and
   stockholders' deficit. . . .       34,949       21,879       19,015        4,837               92

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as the Company's plans, objectives, expectations and intentions. The Company's actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Item 1 - Business" and elsewhere in this report. See "- Additional Factors that May Affect Future Results."

OVERVIEW

     The Company was formed in December 1995 as Garden Escape, Inc. as a result of a merger with The Asbury Group, Inc., a Texas company formed in October 1995. The Company began offering products for sale on its Web site in March 1996. For the period from the Company's inception on October 2, 1995 through March 1996, the Company had no sales and its operating activities related primarily to developing its Web site and computer infrastructure and establishing supplier relationships. Since launching its Web site, the Company has continued these operating activities and has also focused on building sales momentum, extending its product offerings, establishing supplier and vendor relationships, promoting its brand and establishing distribution and Customer Solutions operations. As a result, the Company's operating expenses have increased significantly. In February 1999, the Company changed its name to Garden.com, Inc.

     The Company derives its revenues primarily from product sales and shipping charges. For approximately 80% of the Company's product revenues, customers place orders on the Company's Web site which orders are routed to the appropriate third-party supplier. The Company takes title to all goods and, accordingly, has the risks and rewards of ownership for each shipment. The remaining 20% of the Company's product revenues are for products purchased and inventoried by the Company and shipped to customers when ordered. The Company buys products from the suppliers at a wholesale price and then sells the products to the customer at a retail price. The revenues the Company records reflect the sales price of the products collected from the customer. The revenues generated from shipping charges to the Company's customers do not have a direct correlation to the costs that the Company pays Federal Express for shipping the products. Typically, the Company charges the customer a shipping amount equal to the greater of $4.50 and a variable percentage from 10 to 18 percent for shipping based on the total purchase amount. Revenues received from shipping charges are recognized when the related products for that order are shipped to the customer. Seasonal factors typically influence product availability and the timing of product shipments, which may affect the period of revenue recognition and, therefore, may influence the Company's quarterly revenues and product margins. For instance, the Company expects its revenues to be relatively higher in its fourth fiscal quarter, which coincides with the spring gardening season, and relatively lower in its first fiscal quarter, reflecting decreasing consumer demand for garden products during the late summer.

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

     The Company also has generated revenues through advertising on its Web site or in its print publications, including Garden Escape Magazine which the Company discontinued during the first quarter of fiscal 2001. Approximately 95% of the Company's advertising revenues represent transactions in which the Company recognizes a short-term receivable that typically is converted into cash within 60 to 90 days. The remaining percentage of the Company's advertising revenues consists of barter transactions in which the Company receives advertising with companies in exchange for offering those companies guaranteed impressions on its Web site. Advertising revenues are derived principally from short-term advertising contracts in which the Company typically guarantees a minimum number of impressions to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are recognized ratably in the period in which the advertisement is displayed. Because advertising revenues are less seasonal than product revenues, the higher gross margins associated with advertising revenue may have a more pronounced effect on the total gross margin in periods when product sales are lower.

     On September 28, 2000, the Company announced its Restructuring Plan with the intent of lowering ongoing operating expenses and reducing future capital requirements. It is expected that the Restructuring Plan will cost the Company between $2.5 million and $2.8 million. Pursuant to the Restructuring Plan, the Company reduced its total workforce on September 28, 2000 by 93 employees. In addition, the Company terminated or materially amended multiple marketing initiatives, including the Company's relationships with iVillage, Excite and PRIMEDIA, resulting in both write-offs of prepaid assets and cash payments to third parties to discontinue certain contractual obligations.

     In connection with the Restructuring Plan, the Company announced the launch of its TRELLIS division. It is anticipated that this division will concentrate on developing additional revenue sources for the Company through software licensing sales, ongoing software support fees and consulting revenues. Additionally, the TRELLIS division will provide ongoing support to the Company's Internet and branded catalog based sales efforts. At formation, the TRELLIS division is comprised of 16 employees, or 10% of the total workforce of Garden.com as of September 28, 2000.

     Simultaneous with its announcement of the Restructuring Plan, the Company also announced that it had engaged the investment bank of Robertson Stephens to aid the Company in evaluating strategic alternatives and to assist the Company with ongoing fund-raising efforts.

     As a result of reduced expenses contemplated by the Restructuring Plan and the Company's limited cash, cash equivalent and investment balances, the Company may be unable to successfully implement its strategy, which would have an adverse effect on the Company's business, operating results and financial condition.

RESULTS  OF  OPERATIONS

     The following table sets forth the Company's results of operations expressed as a percentage of total revenues. The Company's historical operating results are not necessarily indicative of the results for any future period.

                                                            Percentage of Revenues
                                                       ---------------------------------
                                                               Fiscal Year Ended
                                                                    June  30,
                                                       ---------------------------------
                                                      2000             1999              1998
                                               ----------------  ----------------  ----------------
                                                  (in thousands, except share and per share data)
Revenues:
  Products                                                  87%               92%               96%
  Advertising . . . . . . . . . . . . . . . .               13                 8                 4
                                               ----------------  ----------------  ----------------
 Total revenues . . . . . . . . . . . . . . .              100               100               100
                                               ----------------  ----------------  ----------------

Cost of revenues:
  Products. . . . . . . . . . . . . . . . . .               74                83                81
  Advertising . . . . . . . . . . . . . . . .                1                 1                 2
                                               ----------------  ----------------  ----------------
 Total cost of revenues . . . . . . . . . . .               75                84                83
                                               ----------------  ----------------  ----------------

Gross profit. . . . . . . . . . . . . . . . .               25                16                17

Operating expenses:
  Marketing and sales . . . . . . . . . . . .              172               247               180
  Technology, content and product development               45                59                89
  General and administrative. . . . . . . . .               45                55                91
  Depreciation and amortization . . . . . . .               14                11                16
  Amortization of deferred compensation . . .                7                12                 6
  Restructuring and other activities     .. .                6                --                --

 Total operating expenses . . . . . . . . . .              289               384               382
                                               ----------------  ----------------  ----------------

Operating loss. . . . . . . . . . . . . . . .             (264)             (368)             (365)
Other income and expense. . . . . . . . . . .               14                15                15
                                               ----------------  ----------------  ----------------

Net loss. . . . . . . . . . . . . . . . . . .            (250)%            (353)%            (350)%
                                               ================  ================  ================

COMPARISON  OF  FISCAL  YEARS  ENDED  JUNE  30,  2000  AND  JUNE  30,  1999

REVENUES

     Products. Product revenues consist of product sales to customers and charges to customers for shipping. Revenues are recorded net of promotional discounts and coupons. Product returns are recorded as a reduction of revenues. Product revenues increased 174% to $13.6 million, or 87% of total revenues, for the fiscal year ended June 30, 2000 from $5.0 million, or 92% of total revenues, for the fiscal year ended June 30, 1999. Product revenues increased primarily as a result of the 180% growth in the Company's customer base, which the Company believes was primarily influenced by increased marketing activities, expanded product offerings and enhancements to the features and functionally of the garden.com Web site.

     Advertising. Advertising revenues increased 338% to $1.9 million, or 13% of total revenues, for the fiscal year ended June 30, 2000 from $442,000, or 8% of total revenues, for the fiscal year ended June 30, 1999. Advertising revenues increased primarily due to the focus of an internal advertising sales department established in February 1999, and a 76% increase in page views on the Web sites to 170.4 million for the fiscal year ended June 30, 2000 from 96.9 million for the fiscal year ended June 30, 1999.

GROSS  PROFIT

     Gross profit consists of total revenues minus cost of total revenues. Cost of total revenues consists primarily of the cost of products sold to customers, shipping and handling costs for product sales, and advertising sales commissions paid both to a third party advertising agency and to the Company's internal advertising sales department. Gross profit increased to $3.9 million for the fiscal year ended June 30, 2000 from $854,000 for the fiscal year ended June 30, 1999. Gross margin increased to 25% of total revenues for the fiscal year ended June 30, 2000 from 16% of total revenues for the fiscal year ended June 30, 1999. The increase in gross profit in absolute dollars is due in part to the Company's overall increased total revenues. Gross margin percentage increased primarily due to an increase in higher margin advertising revenues, product management negotiating with suppliers that raised contractual gross margins, and the elimination of a one-time promotional activity, which totaled $79,000 in the fiscal year ended June 30, 1999. The Company may at times use discounting and other promotional activities to promote customer purchases that would negatively affect gross margins.

OPERATING  EXPENSES

     Marketing and Sales. Marketing and sales expenses consist primarily of advertising and promotional expenditures, payroll and related expenses for personnel engaged in marketing, Customer Solutions, advertising sales and distribution activities and distribution expenses. Marketing and sales expenses increased to $26.7 million, or 172% of total revenues, for the fiscal year ended June 30, 2000 from $13.3 million, or 247% of total revenues, for the fiscal year ended June 30, 1999. Marketing and sales expenses increased in absolute dollars primarily due to an increase in the Company's advertising and promotional expenditures, and increases in payroll costs associated with its marketing and Customer Solutions departments. Marketing and sales expenses decreased as a percentage of revenue due to the significant increase in total revenues.

     Technology, Content and Product Development. Technology, content and product development expenses consist of payroll and related expenses for personnel involved in creating and publishing content, product merchandising and Web site development. The Company's personnel involved in these efforts produce gardening related stories, graphics and photographs that appear in the Company's Web site. In addition personnel involved in technology, content and product development support the Company's Web site infrastructure and product merchandising efforts, which involve the management of supplier relationships and product demand planning. Technology, content and product development expenses increased to $6.9 million, or 45% of total revenues, for the fiscal year ended June 30, 2000 from $3.2 million, or 59% of total revenues, for the fiscal year ended June 30, 1999. The increase in technology, content and product development expenses in absolute dollars is primarily due to an increase in payroll and related costs used for hiring additional personnel as well as associated costs related to enhancing the products and features, editorial content and functionality of the Company's Web site. As a percent of total revenues, technology, content and product development expenses decreased due to the increase in total revenues during the period.

     General and Administrative. General and administrative expenses consist of payroll and related expenses for general corporate functions, including supplier operations support, finance, facilities expenses, and professional services expenses. Supplier operations support includes costs such as travel and computer related expenses incurred when consulting with new and existing suppliers. For example, the Company configures computer software and hardware located on the premises of its suppliers to ensure consistent and reliable shipping performance from those suppliers. General and administrative expenses increased to $7.1 million, or 45% of revenues, for the fiscal year ended June 30, 2000 from $2.9 million, or 55% of revenues, for the fiscal year ended June 30, 1999. The increase in general and administrative expenses in absolute dollars is primarily due to an increase in payroll and related costs used for hiring additional personnel as well as associated expenses necessary to support the growth of the Company's operations. As a percent of total revenues, general and administrative expenses decreased due to the increase in total revenues during the period.

     Depreciation and Amortization. Depreciation of property and equipment and amortization of intangible other assets are based on the useful lives of the assets or terms of the license agreements, generally three to seven years, and is computed using the straight-line method. Depreciation and amortization expenses increased to $2.1 million, or 14% of total revenues, for the fiscal year ended June 30, 2000 from $610,000, or 11% of total revenues, for the fiscal year ended June 30, 1999. The increase in depreciation and amortization expense is primarily due to the increase in property and equipment to support the growth of the Company, including computer equipment, software, database servers, and build out of new office space.

     Amortization of Deferred Compensation. Deferred stock compensation is amortized to expense over the vesting periods of the applicable stock options. These amounts represent the difference between the exercise price of stock option grants and the deemed fair value of the Company's common stock at the time of such grants. Amortization of deferred compensation expense increased to $1.1 million for the fiscal year ended June 30, 2000 from $674,000 for the fiscal year ended June 30, 1999. Amortization of deferred compensation expense for each of the next four fiscal years is expected to be as follows:

Year ended     Amount in thousands
-------------  --------------------

June 30, 2001  $                614
June 30, 2002                   348
June 30, 2003                   166
June 30, 2004                    40

     Restructuring and other activities. In June 2000, the Company's management initiated a restructuring effort that resulted in the Company incurring a restructuring charge of $888,000. This charge includes asset write-offs on discontinued Company initiatives, including prepaid costs for a landscaping product test, severance related to an internal restructuring and a note receivable from a European based internet gardening company.

OTHER  INCOME  AND  EXPENSE

     Other income and expense consists of interest earned on cash and cash equivalents and short-term investments offset by interest expense on borrowings. Other income and expense increased to $2.1 million for the fiscal year ended June 30, 2000 from $784,000 for the fiscal year ended June 30, 1999 due to nine full months of interest income on the proceeds of the Company's initial public offering. Interest expense continues to decline as the Company pays down its debt.

COMPARISON  OF  FISCAL  YEARS  ENDED  JUNE  30,  1999  AND  JUNE  30,  1998

REVENUES

     Products. Product revenues increased 286% to $5.0 million, or 92% of total revenues, for the fiscal year ended June 30, 1999 from $1.3 million, or 96% of total revenues, for the fiscal year ended June 30, 1998. Product revenues increased primarily as a result of the 293% growth in the Company's customer base, which the Company believes was primarily influenced by increased marketing activities, expanded product offerings and enhancements to the features and functionality of the garden.com Web site.

     Advertising. Advertising revenues increased 689% to $442,000, or 8% of total revenues, for the fiscal year ended June 30, 1999 from $56,000, or 4% of total revenues, for the fiscal year ended June 30, 1998. Advertising revenues increased primarily due to a 163% increase in page views on the Web sites to
96.9 million for the fiscal year ended June 30, 1999 from 36.9 million for the fiscal year ended June 30, 1998.

GROSS  PROFIT

     Gross profit consists of total revenues minus cost of total revenues. Gross profit increased to $854,000 for the fiscal year ended June 30, 1999 from $231,000 for the fiscal year ended June 30, 1998. Gross margin decreased to 16% of total revenues for the fiscal year ended June 30, 1999 from 17% of total revenues for the fiscal year ended June 30, 1998 due primarily to a one-time promotional activity in the latter period designed to attract first-time customers, which was partially offset by an increase in higher margin advertising revenues. This one-time promotional activity decreased gross profit by $79,000 for the fiscal year ended June 30, 1999.

OPERATING  EXPENSES

     Marketing and Sales. Marketing and sales expenses increased to $13.3 million, or 247% of total revenues, for the fiscal year ended June 30, 1999 from $2.4 million, or 180% of total revenues, for the fiscal year ended June 30, 1998. Marketing and sales expenses increased primarily due to increases in expenses related to advertising to promote the Company's brand and to acquire new customers as well as increases in payroll and related costs used to hire additional marketing, sales, and Customer Solutions personnel.

     Technology, Content and Product Development. Technology, content and product development expenses increased to $3.2 million, or 59% of total revenues, for the fiscal year ended June 30, 1999 from $1.2 million, or 89% of total revenues, for the fiscal year ended June 30, 1998. The increase in technology, content and product development expenses in absolute dollars is primarily due to an increase in payroll and related costs used for hiring additional personnel as well as associated costs related to enhancing the products and features, editorial content and functionality of the Company's Web site. As a percent of total revenues, content and product development expenses decreased due to the increase in total revenues during the period.

     General and Administrative. General and administrative expenses increased to $2.9 million, or 55% of revenues, for the fiscal year ended June 30, 1999 from $1.2 million, or 91% of revenues, for the fiscal year ended June 30, 1998. The increase in general and administrative expenses in absolute dollars is primarily due to an increase in payroll and related costs used for hiring additional personnel as well as associated expenses necessary to support the growth of the Company's operations. As a percent of total revenues, general and administrative expenses decreased due to the increase in total revenues during the period.

     Depreciation and Amortization. Depreciation and amortization expenses increased to $610,000, or 11% of total revenues, for the fiscal year ended June 30, 1999 from $219,000, or 16% of total revenues, for the fiscal year ended June 30, 1998. The increase in depreciation and amortization expense in absolute dollars is primarily due to the increase in property and equipment to support the growth of the Company, including computer equipment, software, database servers, and build out of new office space.

     Amortization of Deferred Compensation. In the fiscal years ended June 30, 1999 and 1998, the Company recorded total deferred stock compensation of $2,739,000 and $314,000, respectively, in connection with stock options granted during the period. Such amounts resulted in expenses of $674,000 and $73,000 for the fiscal years ended June 30, 1999 and 1998.

OTHER  INCOME  AND  EXPENSE

     Other income increased to $784,000 for the fiscal year ended June 30, 1999 from $193,000 for the fiscal year ended June 30, 1998 as a result of interest earned on the net proceeds from the sale of the Company's preferred stock in June 1998, April 1999 and May 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since inception, the Company has financed its operations primarily through private placements of preferred stock, its initial public offering and, to a lesser extent, from revenues generated by operations. As of June 30, 2000, the Company had approximately $9.0 million in cash and cash equivalents and $18.6 million in short-term investments.

     Net cash used in operating activities increased to $32.8 million for the fiscal year ended June 30, 2000 from $18.5 million for the fiscal year ended June 30, 1999. The increase in net cash used in operating activities can be substantially attributed to the increased net loss.

     Net cash used in investing activities increased to $23.8 million for the fiscal year ended June 30, 2000 from $6.3 million for the fiscal year ended June 30, 1999. The increase in net cash used in investing activities resulted primarily from the purchase of securities for investment purposes and from the purchase of property and computer equipment. Cash available for investment purposes increased substantially during the fiscal year ended June 30, 2000 as a result of the proceeds from the issuance of common stock in the Company's initial public offering.

     Net cash provided by financing activities increased to $50.3 million for the fiscal year ended June 30, 2000 from $21.1 million for the fiscal year ended June 30, 1999. The increase in net cash provided by financing activities resulted primarily from net proceeds from the issuance of common stock in the Company's initial public offering.

     At June 30, 2000, approximately $20,000 was outstanding under the Company's line of credit term note. The facility bears interest at the bank's prime rate plus 1%. The assets purchased with the proceeds from the line of credit term note secure the borrowings under this line of credit term note. These assets consist primarily of purchased computer equipment.

     The Company believes that its current cash and marketable securities and investments balances will be sufficient to meet its anticipated cash needs until December 31, 2000. Any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company's capital requirements depend on several factors, including:

- the effect of the Restructuring Plan on the Company's ability to continue to expand its customer base and increase revenues;

-     the  rate  of  market  acceptance  of  the  Company's  online  solution;

-     the  Company's  level  of  expenditures  for  marketing  and  sales;

-     purchases  of  equipment  and  software;

-     the  cost  of  Web  site  upgrades;

- costs associated with the staffing and development of the TRELLIS division; and

-     other  factors,  including  unforeseen  factors  and  developments.

     It is imperative that the Company complete a significant financing during the quarter ending December 31, 2000. Although the Company has been attempting to raise additional equity financing since the quarter ended June 30, 2000, the Company has not been able to obtain financing on acceptable terms as of October 13, 2000. The Company has retained the investment bank of Robertson Stephens to aid the Company in evaluating strategic alternatives and to assist the Company with ongoing fund-raising efforts.

     If additional funds are raised through the sale of additional equity or convertible debt securities, the Company's stockholders could experience additional dilution. Debt financing, if available, may involve restrictive covenants that could restrict the Company's operations or finances. The Company may also issue new equity securities with rights, preferences or privileges senior to the Common Stock. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. The Company will need additional financing during the quarter ending December 31, 2000 to meet its future capital requirements and execute on its business strategy. If the Company cannot raise funds on acceptable terms or complete an alternative strategic transaction, the Company may not be able to continue its operations, develop or enhance its Web site, develop its TRELLIS division, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could negatively impact the Company's business, operating results and financial condition.

ADDITIONAL  FACTORS  MAY  AFFECT  FUTURE  RESULTS

     Some of the statements in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1 - Business" and elsewhere in this report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause the Company's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

     In addition to the factors discussed elsewhere in this report, the following additional factors may affect the Company's future results.

THE COMPANY WILL NEED ADDITIONAL FINANCING DURING THE QUARTER ENDING DECEMBER 31, 2000 TO MEET ITS FUTURE CAPITAL REQUIREMENTS AND EXECUTE ON ITS BUSINESS STRATEGY. IF THE COMPANY CANNOT RAISE FUNDS ON ACCEPTABLE TERMS OR COMPLETE AN ALTERNATIVE STRATEGIC TRANSACTION, THE COMPANY MAY NOT BE ABLE TO CONTINUE ITS OPERATIONS, DEVELOP OR ENHANCE ITS WEB SITE, DEVELOP ITS TRELLIS DIVISION, GROW MARKET SHARE, TAKE ADVANTAGE OF FUTURE OPPORTUNITIES OR RESPOND TO COMPETITIVE PRESSURES OR UNANTICIPATED REQUIREMENTS.

     It is imperative that the Company complete a significant financing during the quarter ending December 31, 2000. Although the Company has been attempting to raise additional equity financing since the quarter ended June 30, 2000, the Company has not been able to obtain financing on acceptable terms as of October 13, 2000. The Company intends to continue to seek to raise equity or debt financing. The Company also has retained the investment bank of Robertson Stephens to aid the Company in evaluating strategic alternatives and to assist the Company with ongoing fund-raising efforts. No assurance can be given that the Company will be able to obtain additional financing on favorable terms, if at all. The Company's capital requirements depend upon several factors, including the effect of the Restructuring Plan, the rate of market acceptance of the Company's products and services, the Company's level of expenditures for marketing and sales, the cost of Web site upgrades, costs associated with the staffing and development of the TRELLIS division and other factors. If the Company's capital requirements vary materially from those currently planned, the Company may require more financing during fiscal 2001 than currently anticipated. Further, if the Company issues equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise funds on acceptable terms or complete an alternative strategic transaction, the Company may not be able to continue its operations, develop or enhance its Web site, develop its TRELLIS division, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could negatively impact the Company's business, operating results and financial condition.

THE COMPANY'S BUSINESS MAY BE ADVERSELY AFFECTED BY REDUCTIONS IN EXPENSES PURSUANT TO THE RESTRUCTURING PLAN AND BY THE COMPANY'S WELL-PUBLICIZED NEED FOR ADDITIONAL FINANCING.

     The Company's need to raise additional financing has been well-publicized based on public disclosures to stockholders and numerous news stories regarding the need for Internet companies to raise additional capital, some of which have mentioned Garden.com. The Company also announced its Restructuring Plan on September 28, 2000, with the intent of lowering ongoing operating expenses and reducing future capital requirements. Pursuant to the Restructuring Plan, the Company reduced its total workforce and terminated or materially amended multiple marketing initiatives, including the Company's relationships with iVillage, Excite and PRIMEDIA. The Company expects that the reduced expenditures contemplated by the Restructuring Plan and the Company's limited cash, cash equivalent and investment balances may create a number of difficulties for the Company, including:

- difficulties with the Company's supplier base, Federal Express and other third-party vendors as these vendors may be unwilling to continue to supply Garden.com with necessary products and services to implement the Company's strategy or may require prepayments or deposits to continue doing business with the Company;

- challenges in employee retention and recruitment, particularly in light of a very strong market for high technology workers in Austin, Texas, where the Company's headquarters are located;

- the inability to fund marketing expenditures which may impede the development of the Garden.com brand and the attraction of users to the Company's Web site;

- the potential that the Company may have insufficient resources to invest in necessary hardware or software; and

- challenges in launching the TRELLIS division as potential customers may be reluctant to purchase software and support services in the face of uncertainty in the Company's financial condition.

     It is expected that the Restructuring Plan will cost the Company between $2.5 million and $2.8 million. At this time, however, such amount is uncertain and may ultimately be more than currently anticipated.

     The Company is actively seeking financing to stabilize its financial position in order to permit it to address the factors identified above and pursue its business strategy. If the Company is unable to obtain additional financing or complete an alternative strategic transaction, the Company will probably not be able to address these issues.

THE COMPANY HAS A HISTORY OF SIGNIFICANT LOSSES AND EXPECTS TO INCUR SUBSTANTIAL NET LOSSES IN THE FUTURE. IF THE COMPANY DOES NOT ACHIEVE PROFITABILITY, ITS FINANCIAL CONDITION AND ITS STOCK PRICE COULD SUFFER.

     The Company incurred net losses of $4.7 million in fiscal 1998, $19.1 million in fiscal 1999 and $38.7 million in fiscal 2000. As of June 30, 2000, the Company has incurred cumulative net losses of $68.6 million. The Company expects to experience operating losses and negative cash flow for the foreseeable future. The Company does not have sufficient cash to continue to sustain these operating losses in fiscal 2001. Even if the Company is able to obtain additional financing during fiscal 2001 to allow it to continue its operations, the Company still will need to generate significant revenues to fund anticipated development and marketing costs and to achieve and maintain profitability. The Company's inability to finance its growth, either internally or externally, may limit its growth potential and its ability to execute its business strategy. In addition, the Company has received a report from its independent auditors for its fiscal year ended June 30, 2000 containing an explanatory paragraph that describes the uncertainty regarding the Company's ability to continue as a going concern due to the Company's historical negative cash flow and because, as of the date they rendered their opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next 12 months.

THE COMPANY HAS A LIMITED OPERATING HISTORY IN ITS CONSUMER BUSINESS AND EXPECTS TO ENCOUNTER RISKS AND DIFFICULTIES FREQUENTLY FACED BY EARLY STAGE COMPANIES IN RAPIDLY EVOLVING MARKETS. THIS SUBJECTS THE COMPANY'S STOCKHOLDERS TO ADDITIONAL RISKS THAT THE COMPANY'S MARKET MAY NOT DEVELOP AS ANTICIPATED OR
THAT  THE  COMPANY  MAY  NOT  SUCCESSFULLY  EXECUTE  ITS  BUSINESS  STRATEGY.

     The Company has a limited operating history on which to base an evaluation of its business and prospects. The Company was formed in December 1995, and it initiated its online operations and first recognized revenues in March 1996. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by early stage companies in new and rapidly evolving markets such as online commerce and technology. Because of the Company's limited operating history, it is difficult to assess whether the Company will succeed at executing on its business strategy, managing growth, and addressing the market risks that it faces in a rapidly developing market.

     The online market for gardening and gardening-related products is new and rapidly developing. As is typical for any new, rapidly developing market, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. It is also difficult to predict the online gardening market's future growth rate. The online gardening market may fail to develop, develop more slowly than expected or become saturated with competitors, or the Company's products may not achieve or sustain market acceptance. To address these risks, the Company must maintain and expand its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade the technology and systems that the Company uses to process customers' orders and payments, improve its Web site, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. The Company also plans to focus its advertising expenditures to a greater degree on seasonal, branded catalogs and direct mail. The Company has limited experience in catalog and direct mail advertising and such methods may prove to be less effective in expanding the Company's customer base than the Company's previous marketing strategy. There can be no assurance that the Company will be successful in addressing these risks, and any failure by the Company to do so could have a negative impact on its business, operating results and financial condition.

THE COMPANY HAS NO OPERATING HISTORY OR EXPERIENCE IN ITS NEW TECHNOLOGY AND SERVICES BUSINESS AND THE COMPANY EXPECTS THAT THIS LACK OF EXPERIENCE MAKES THE PROSPECTS FOR THIS BUSINESS ESPECIALLY DIFFICULT TO PREDICT.

     The Company launched its new TRELLIS division in September 2000. The Company has no operating history or experience in providing technology and services to businesses. The Company can make no assurance that it will be able to commercialize TRELLIS and establish a successful revenue producing business. The Company expects that it will face significant challenges in establishing this business, including the need for additional financing to launch this new business, intense competition in this market, possible reluctance by potential customers to purchase software and support services from the Company in the face of uncertainty in the Company's financial condition and the need to develop a new brand by the Company.

THE  COMPANY'S  DEPENDENCE  ON THE HIGHLY SEASONAL GARDENING INDUSTRY WILL CAUSE
ITS  OPERATING  RESULTS  TO  VARY  FROM  QUARTER  TO  QUARTER.

     Seasonal factors typically influence product availability and the timing of product shipments in the gardening industry, which may affect both product demand and the period of revenue recognition and, in turn, influence the Company's quarterly revenues and product margins. For instance, the Company expects its revenues to be relatively higher in its fourth fiscal quarter, which coincides with the spring gardening season, and relatively lower in its first fiscal quarter, reflecting decreasing consumer demand for garden products during the late summer. In addition, as is typical for gardening retailers, the Company's product mix generally varies by season. Due to this variation in product mix offered during the year, the Company's gross margin fluctuates on a quarterly basis reflecting the sale of higher margin products during the holiday season, such as gifts and decorating items, and the sale of lower margin products during the spring season, such as live plants. Furthermore, the Company anticipates that operating costs will typically increase in the third quarter of its fiscal year as marketing expenses increase in anticipation of the spring planting season.

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

THE COMPANY EXPECTS THE MARKET PRICE OF ITS COMMON STOCK AND ITS QUARTERLY OPERATING RESULTS TO FLUCTUATE. IF THE COMPANY FAILS TO MEET THE EXPECTATIONS
OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF THE COMPANY'S COMMON STOCK COULD DECLINE.

     The Company has experienced significant fluctuations in its quarterly operating results due to a variety of factors, many of which are outside its control. The Company has also experienced significant volatility in the market price of its Common Stock. The market price of the Company's common stock has declined from a 52-week closing high of $20.813 on September 21, 1999 to $0.625 on October 9, 2000. The Company believes it is likely that, in the future, fluctuations in its quarterly operating results will cause its results to fall below the expectations of securities analysts and investors, which could cause the price of the Company's common stock to drop. The Company believes that many of the other risk factors listed in this report may negatively affect its quarterly operating results and contribute to fluctuations. Further, the Company's quarterly gross margins also may be impacted by a number of different factors that are difficult for the Company to anticipate at this stage in its business. Likely causes of gross margin fluctuations include changes in the mix of online product revenues as compared to advertising revenues, the mix of products sold and the mix of revenues derived from purchases originating from the Company's Web site and the Web sites of its distribution and advertising partners.

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

THE COMPANY FACES SIGNIFICANT COMPETITION FROM ESTABLISHED TRADITIONAL GARDENING RETAILERS, MAIL ORDER CATALOGS, ONLINE RETAILERS AND OTHERS.

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

     The Company believes that its TRELLIS division will face intense competition as the Company attempts to commercialize internally developed technology. Competitors to the TRELLIS division could include Yantra, Optum, AtlasCommerce and Order Trust. The Company believes that its lack of experience in commercializing technology and its limited resources may put the TRELLIS division at a competitive disadvantage as compared to its competitors.

     The Company expects competition to increase as current competitors increase the sophistication of their offerings and as new participants enter the market. Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company does and could enter into strategic or commercial relationships with larger, more established and well-financed companies. Due to their size and greater resources, many of the Company's current and potential competitors may be able to secure services and products from suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to Web site and systems development than the Company does. Their financial strength could prevent the Company from increasing market share. In addition, the development of new technologies and the expansion of existing technologies, such as price comparison programs that select specific products from a variety of Web sites, may increase competitive pressures on the Company. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition.

THE COMPANY FACES SIGNIFICANT CHALLENGES IN CONTINUING TO ATTRACT, RETAIN AND MOTIVATE HIGHLY SKILLED EMPLOYEES.

     The Company's ability to execute its strategy and be successful depends on its continuing ability to attract, retain and motivate highly skilled employees. Competition for personnel throughout the Internet industry is intense. The Company has faced particular challenges recently in light of its well publicized liquidity issues, its low stock price which has fallen below the exercise price of many of the stock options granted to employees and a very competitive labor market for high technology workers in Austin, Texas, where the Company's headquarters are located. Recently, a significant number of the Company's employees have been terminated in cost cutting efforts or voluntarily departed to pursue other opportunities. The Company may be unable to retain its key employees or attract, assimilate or retain other highly qualified employees in the future. If the Company does not succeed in retaining and motivating its current personnel, its business will be seriously harmed.

THE COMPANY'S BUSINESS RELIES ON ITS ABILITY TO MAINTAIN RELATIONSHIPS WITH ITS SUPPLIERS TO OBTAIN SUFFICIENT QUANTITIES OF QUALITY MERCHANDISE ON ACCEPTABLE COMMERCIAL TERMS. IF THE COMPANY FAILS TO MAINTAIN ITS SUPPLIER RELATIONSHIPS ON ACCEPTABLE TERMS, ITS SALES AND PROFITABILITY COULD SUFFER.

     Because the Company carries minimal inventory and relies largely on rapid fulfillment from its suppliers, the Company's business would be seriously harmed if it were unable to develop and maintain relationships with suppliers that allow it to obtain sufficient quantities of quality merchandise on acceptable commercial terms. The Company's contracts or arrangements with suppliers do not guarantee the availability of merchandise, establish guaranteed prices or provide for the continuation of particular pricing practices. As a result of reduced expenses contemplated by the Restructuring Plan and the Company's limited cash, cash equivalent and investment balances, the Company may experience problems with its supplier base. The Company's suppliers may be unwilling to continue to supply Garden.com with the products or services necessary to successfully implement its strategy or may require other terms and conditions adverse to the Company. In addition the Company may not be able to attract new suppliers because of concerns regarding the Company's ability to continue to operate its business. If the Company cannot supply its products to consumers at acceptable prices, the Company may lose sales and market share as consumers make purchases elsewhere. Further, an increase in supply costs could increase operating losses beyond current expectations.

THE COMPANY DEPENDS UPON FEDERAL EXPRESS TO DELIVER ITS PRODUCTS ON A TIMELY AND CONSISTENT BASIS. A DETERIORATION IN THE COMPANY'S RELATIONSHIP WITH FEDERAL EXPRESS COULD DECREASE THE COMPANY'S ABILITY TO TRACK SHIPMENTS, CAUSE SHIPMENT DELAYS, AND INCREASE ITS SHIPPING COSTS AND THE NUMBER OF DAMAGED PRODUCTS.

     The Company's supply and distribution system is dependent upon its relationship with Federal Express. Federal Express ships substantially all of the Company's orders, and the Company does not currently maintain a distribution relationship with any other carrier. As a result of reduced expenses contemplated by the Restructuring Plan and the Company's limited cash, cash equivalent and investment balances, the Company may experience problems in its relationship with Federal Express. Federal Express may be unwilling to continue its relationship with the Company on terms favorable to the Company, if at all. If the Company's relationship with Federal Express is terminated or impaired or if Federal Express is unable to deliver product for the Company, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition or for any other reason, the Company would be required to use alternative carriers for the shipment of products to its customers. The Company may be unable to engage an alternative carrier on a timely basis or upon terms favorable to the Company. Changing carriers would likely have a negative effect on the Company's business, operating results and financial condition. Potential adverse consequences include:

-     reduced  visibility  into  order  status  and  package  tracking;

-     delays  in  order  processing  and  product  delivery;

-     increased  cost  of  delivery,  resulting  in  reduced  gross margins; and

- reduced shipment quality which may result in damaged products and customer dissatisfaction.

THE COMPANY HAS RECENTLY TERMINATED OR MATERIALLY AMENDED ITS AGREEMENTS WITH A NUMBER OF ONLINE SERVICES, SEARCH ENGINES AND DIRECTORIES. AS A RESULT, THE COMPANY MAY EXPERIENCE REDUCED TRAFFIC TO ITS WEB SITE.

     The Company has relied on relationships with various online services, search engines and directories to provide content and advertising banners that hyperlink to the Company's Web site and on search engines, directories and other navigational tools to direct traffic to the Company's Web site. During the first quarter of fiscal 2001, the Company terminated or materially amended a number of these relationships, including with iVillage and Excite. The Company's business, operating results and financial condition could be negatively affected by these new arrangements. The Company may experience reduced online traffic and revenues.

ESTABLISHING THE GARDEN.COM BRAND QUICKLY AND COST-EFFECTIVELY IS ESSENTIAL FOR THE COMPANY TO BE SUCCESSFUL. IF THE COMPANY DOES NOT EFFECTIVELY ESTABLISH THE GARDEN.COM BRAND, IT MAY NOT CAPTURE SUFFICIENT MARKET SHARE OR INCREASE REVENUES ENOUGH TO ACHIEVE PROFITABILITY.

     The Company believes that it must establish, maintain and enhance the Garden.com brand to attract more customers to its Web site and to generate revenues from product sales and advertising. Brand recognition and customer loyalty will become increasingly important as more companies with well-established brands in online services or the gardening industry offer competing services on the Internet. For example, existing gardening retailers with established brand names may establish an online presence that competes with the Company's Web site and existing online providers with better name recognition than Garden.com may begin selling garden products. Development of the Garden.com brand will depend largely on the Company's success in providing a high quality online experience supported by a high level of customer service, which cannot be assured, particularly in view of the Company's reduced marketing expenses and work force reductions.

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

     The Company has derived substantially all of its revenues directly or indirectly from the gardening industry, and its future operating results depend on the economic strength of this industry. Any significant downturn in the gardening industry could result in decreased revenues and seriously harm the Company's business, operating results and financial condition. Purchases of gardening and gardening-related products are typically discretionary for consumers and may be harmed by negative trends in the general economy. In addition, the Company's business strategy relies on advertising by and agreements with other Internet companies. Any significant deterioration in general economic conditions that harms these companies could result in decreased advertising revenues and have a negative impact on the Company's business, operating results and financial condition.

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

THE COMPANY MAY NOT BE ABLE TO CONTINUE TO OFFER NEW AND EXPANDED PRODUCTS AND SERVICES.

     The Company has relied on new and expanded products and services and new relationships with third parties in order to generate additional revenues, attract more consumers, increase market share and respond to competition. As a result of the reduced expenditures contemplated by the Restructuring Plan and the Company's limited cash, cash equivalent and investment balances, the Company may be unable to provide sufficient levels of new and expanded products and services offerings to consumers. This reduction in products and services could harm the appeal of Garden.com's Web site and result in reduced online traffic and reduced product and advertising revenue levels.

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

THE COMPANY'S OPERATING RESULTS DEPEND ON ITS WEB SITE, NETWORK INFRASTRUCTURE AND TRANSACTION-PROCESSING SYSTEMS.

     The satisfactory performance, reliability and availability of the Company's Web site, transaction-processing systems and network infrastructure are critical to the Company's operating results, as well as to its ability to attract and retain customers and maintain adequate customer service levels. Any system interruptions that result in the unavailability of the Company's Web site or reduced performance of the transaction systems would reduce the volume of sales and the attractiveness of the Company's service offerings, which would seriously harm its business, operating results and financial condition. As a result of reduced expenses contemplated by the Restructuring Plan and the Company's limited cash, cash equivalent and investment balances, the Company may experience problems related to operations and technology development. The Company may be unable to retain or attract employees with the required technological skills. In addition, the Company may have insufficient resources to invest in the hardware or software products necessary to successfully implement its strategy.

     The Company has experienced periodic systems interruptions due to server failure, which the Company believes will continue to occur from time to time. If the volume of traffic on the Company's Web site or the number of purchases made by customers substantially increases, the Company will need to further expand and upgrade its technology, transaction processing systems and network infrastructure. The Company has experienced and expects to continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions, which cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and delays in reporting accurate financial information.

     The Company's transaction processing systems and network infrastructure may not be able to accommodate increases in traffic in the future. The Company may be unable to project accurately the rate or timing of traffic increases or successfully upgrade its systems and infrastructure to accommodate future traffic levels on its Web site. In addition, the Company may be unable in a timely manner to effectively upgrade and expand its transaction processing systems or to successfully integrate any newly developed or purchased modules with its existing systems. Any inability to do so could negatively impact the Company's sales volume, business, operating results and financial condition.

THE COMPANY'S COMPUTERS AND COMMUNICATIONS SYSTEMS ARE VULNERABLE TO DAMAGE OR INTERRUPTION WHICH MAY HINDER THE COMPANY'S ABILITY TO DELIVER TIMELY
INFORMATION  OR  EXECUTE  ONLINE  TRANSACTIONS.

     The Company's ability to successfully receive and fulfill orders and provide high quality customer service depends on the efficient and uninterrupted operation of its computer and communications hardware systems. Substantially all of the Company's computer and communications systems are located in two separate locations in Austin, Texas. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins and similar events. Despite the Company's implementation of network security measures, its servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and confirm customer orders. The occurrence of any of the foregoing risks could negatively impact the Company's sales volume, business, operating results and financial condition.

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

RAPID TECHNOLOGICAL CHANGE COULD RENDER THE COMPANY'S WEB SITE AND SYSTEMS OBSOLETE AND REQUIRE SIGNIFICANT CAPITAL EXPENDITURES.

     If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition could be harmed. The Internet and the online commerce industry are characterized by rapid technological change, sudden changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing online site and proprietary technology and systems obsolete. The emerging nature of these products and services and their rapid evolution will require that the Company continually improve the performance, features and reliability of its online services, particularly in response to competitive offerings. The Company's success will depend, in part, on its ability:

-     to  enhance  the  Company's  existing  services;

- to develop and license new services and technology that address the increasingly sophisticated and varied needs of the Company's prospective customers; and

- to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

     As a result of reduced expenses contemplated by the Restructuring Plan and the Company's limited cash, cash equivalent and investment balances, the Company may be unable to respond to technological advances or adapt its Web site, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. The development of Web sites and other proprietary technology also entails significant technical and business risks and requires substantial expenditures and lead time.

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

THE COMPANY COULD FACE LIABILITY FOR INFORMATION RETRIEVED FROM OR TRANSMITTED THROUGH ITS WEB SITE, WHICH COULD RESULT IN HIGH LITIGATION OR INSURANCE COSTS.

     As a publisher and distributor of online content, the Company faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that the Company publishes or distributes. Claims have been successfully brought against online services. In addition, the Company does not and cannot practically screen all of the content generated by its users on the bulletin board system on its Web site, and the Company could be exposed to liability with respect to such content. Although the Company carries general liability insurance, the Company's insurance may not cover claims of these types or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could negatively impact the Company's reputation and result in litigation costs or increased insurance costs.

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

THE  COMPANY  MAY  NOT  BE  ABLE  TO MAINTAIN ITS LISTING ON THE NASDAQ NATIONAL
MARKET.

     The Company's Common Stock is currently listed on the Nasdaq National Market. The Company must satisfy a number of requirements to maintain its listing on the Nasdaq National Market, including maintaining a minimum bid price for the Common Stock of either $1.00 per share or $5.00 per share, depending on, among other things, whether the net tangible assets of the

Company is greater than $4 million. As of June 30, 2000, the Company had net tangible assets of $34.4 million. The amount of the Company's net tangible assets will continue to decrease unless the Company achieves profitability or the Company is able to complete a new equity financing. If the Company is unable to maintain net tangible assets of at least $4 million, the Company could no longer use the $1.00 minimum bid test. In addition, the Company's Common
Stock has recently had trading days below the minimum $1.00 bid price which could result in the delisting of the Common Stock or require a reverse stock split to maintain the listing. If the Common Stock loses its Nasdaq National Market status, the Common Stock would trade either on the Nasdaq SmallCap Market or on the Over the Counter Bulletin Board, both of which are viewed by most investors as less desirable, less liquid marketplaces. Loss of the Company's Nasdaq National Market listing would also complicate compliance with state blue sky laws and could make it more difficult to complete a financing transaction.

ANTI-TAKEOVER PROVISIONS IN THE COMPANY'S CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF THE COMPANY.

     The Company's Restated Certificate of Incorporation and Amended and Restated By-Laws may discourage, delay or prevent a merger or acquisitions that a stockholder may consider favorable by:

-     authorizing  the  issuance  of  "blank  check"  preferred  stock;

- providing for a classified board of directors with staggered, three-year terms;

-     prohibiting  cumulative  voting  in  the  election  of  directors;

-     limiting  the  persons  who  may  call  special  meetings of stockholders;

-     prohibiting  stockholder  action  by  written  consent;  and

- establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     The Company did not hold any significant market risk sensitive instruments during the period covered by this report.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

FINANCIAL  STATEMENTS

     The consolidated financial statements of the Company and notes thereto are filed under this item beginning on page F-1 of this report.

SELECTED  QUARTERLY  RESULTS  OF  OPERATIONS

     The following table sets forth selected unaudited statement of income data for the eight quarters ended June 30, 2000, both in dollar amounts and as a percentage of total revenues. This data should be read in conjunction with the audited financial statements for the fiscal years ended June 30, 2000 and 1999 and related notes included elsewhere in this report.


                                                                   Quarter  Ended
                            -----------------------------------------------------------------------------------------------
                             June 30,    March 31,    Dec. 31,    Sep. 30,    June 30,    March 31,    Dec. 31,    Sep. 30,
                               2000        2000         1999        1999        1999        1999         1998        1998
                            ----------  -----------  ----------  ----------  ----------  -----------  ----------  ----------
                                                                   (in  thousands)
Revenues:
  Products . . . . . . . .  $   6,489   $    2,600   $   3,317   $   1,159   $   2,637   $      856   $   1,125   $     333
  Advertising. . . . . . .        838          556         291         253         247           83          87          25
                            ----------  -----------  ----------  ----------  ----------  -----------  ----------  ----------

 Total revenues. . . . . .      7,327        3,156       3,608       1,412       2,884          939       1,212         358
                            ----------  -----------  ----------  ----------  ----------  -----------  ----------  ----------

Cost of revenues:
  Products . . . . . . . .      5,651        2,109       2,609       1,049       2,446          763         898         359
  Advertising. . . . . . .         49           90          21          44          20            8          32          13
                            ----------  -----------  ----------  ----------  ----------  -----------  ----------  ----------

    Total cost of revenues      5,700        2,199       2,630       1,093       2,466          771         930         372
                            ----------  -----------  ----------  ----------  ----------  -----------  ----------  ----------

Gross profit . . . . . . .      1,627          957         978         319         418          168         282         (14)
Operating expenses:
  Marketing and sales. . .     10,616        8,435       4,904       2,699       6,239        3,686       1,246       2,133
  Technology, content
   and product
   development . . . . . .      2,095        1,768       1,648       1,408       1,001          928         599         640
  General and
   administrative. . . . .      2,075        2,002       1,667       1,308       1,061          803         572         504
  Depreciation and
    amortization . . . . .        719          577         464         347         233          142         124         112
  Amortization of deferred
   compensation. . . . . .        214          250         298         374         370          117          82         105
  Restructuring and other
   activities. . . . . . .        888           --          --          --          --           --          --          --
                            ----------  -----------  ----------  ----------  ----------  -----------  ----------  ----------

     Total operating
      expenses . . . . . .     16,607       13,032       8,981       6,136       8,904        5,676       2,623       3,494
                            ----------  -----------  ----------  ----------  ----------  -----------  ----------  ----------

Operating loss . . . . . .    (14,980)     (12,075)     (8,003)     (5,817)     (8,486)      (5,508)     (2,341)     (3,508)
Other income and expense .        475          636         791         249         220          124         192         248
                            ----------  -----------  ----------  ----------  ----------  -----------  ----------  ----------

Net loss . . . . . . . . .  $ (14,505)  $  (11,439)  $  (7,212)  $  (5,568)  $  (8,266)  $   (5,384)  $  (2,149)  $  (3,260)
                            ==========  ===========  ==========  ==========  ==========  ===========  ==========  ==========
                                                               Percentage of Total Revenues
                            -----------------------------------------------------------------------------------------------
                             June 30,    March 31,    Dec. 31,    Sep. 30,    June 30,    March 31,    Dec. 31,    Sep. 30,
                               2000        2000         1999        1999        1999        1999         1998        1998
                            ----------  -----------  ----------  ----------  ----------  -----------  ----------  ----------
Revenues:
  Products . . . . . . . .         89%          82%         92%         82%         91%          91%         93%         93%
  Advertising. . . . . . .         11           18           8          18           9            9           7           7
                            ----------  -----------  ----------  ----------  ----------  -----------  ----------  ----------

     Total revenues. . . .        100          100         100         100         100          100         100         100
                            ----------  -----------  ----------  ----------  ----------  -----------  ----------  ----------

Cost of revenues:
  Products . . . . . . . .         77           67          72          74          85           81          74         100
  Advertising. . . . . . .          1            3           1           3           1            1           3           4
                            ----------  -----------  ----------  ----------  ----------  -----------  ----------  ----------
Total cost of revenues . .         78           70          73          77          86           82          77         104
                            ----------  -----------  ----------  ----------  ----------  -----------  ----------  ----------

Gross profit . . . . . . .         22           30          27          23          14           18          23          (4)
Operating expenses:
  Marketing and sales. . .        145          267         136         191         216          392         103         596
  Technology, content
    and product
    development. . . . . .         28           56          46         100          35           99          50         179
  General and
   administrative. . . . .         28           63          46          93          37           86          47         141
  Depreciation and
   amortization. . . . . .         10           18          13          25           8           15          10          31
  Amortization of deferred
   compensation. . . . . .          3            8           8          26          13           12           6          29
  Restructuring and other
   activities. . . . . . .         12           --          --          --          --           --          --          --
                            ----------  -----------  ----------  ----------  ----------  -----------  ----------  ----------

Total operating expenses .        226          412         249         435         309          604         216         976
                            ----------  -----------  ----------  ----------  ----------  -----------  ----------  ----------

Operating loss . . . . . .       (204)        (382)       (222)       (412)       (295)        (586)       (193)       (980)
Other income and expense .          6           20          22          18           8           13          16          69
                            ----------  -----------  ----------  ----------  ----------  -----------  ----------  ----------

Net loss . . . . . . . . .      (198)%       (362)%      (200)%      (394)%      (287)%       (573)%      (177)%      (911)%
                            ==========  ===========  ==========  ==========  ==========  ===========  ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not  applicable.

                                    PART III
                                    --------

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders which will be filed on or before October 28, 2000.

ITEM  11.     EXECUTIVE  COMPENSATION

     Incorporated herein by reference to the discussion under "Executive Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders which will be filed on or before October 28, 2000.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the discussion under "Security Ownership" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders which will be filed on or before October, 28, 2000.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Incorporated herein by reference to the discussions under "Executive Compensation--Employment Agreements" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders which will be filed on or before October 28, 2000.

ITEM  14.     EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES

(a)     The  following  documents  are  filed  as  part  of  this  report:

     1.     Financial  Statements.  The  following  financial  statements of the
            ---------------------
Company  are  included  in  Item  8  of  this  report.

          Report  of  Ernst  &  Young  LLP,  Independent  Auditors

          Balance  Sheets  -  as  of  June  30,  2000  and  1999.

          Statements of Operations - for the years ended June 30, 2000, 1999 and 1998.

          Statements of Changes in Common Stock and Stockholders' Equity (Deficit) - for the years ended June 30, 2000, 1999 and 1998.

          Statements of Cash Flows - for the years ended June 30, 2000, 1999 and 1998.

          Notes  to  financial  statements.

     2.   Financial  Statement  Schedules:
          -------------------------------

          Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     3.   Exhibits:
          --------

EXHIBIT NUMBER                           DOCUMENT DESCRIPTION
---------------  --------------------------------------------------------------------
3.1A             Restated Certificate of Incorporation. (1)

3.1B             Amended and Restated By-Laws. (1)

4.1              Specimen Common Stock Certificate. (2)

10.1 Form of Indemnification Agreement between the Company and each of its directors and officers. (2)

10.2A            Amended and Restated 1996 Stock Option/Stock Issuance Plan. (2)(3)

10.2B            Form of Option Agreement under the Amended and Restated 1996
                 Stock Option/Stock Issuance Plan. (2)(3)

10.2C Form of Restricted Stock Purchase Agreement under the Amended and Restated 1996 Stock Option/Stock Issuance Plan. (2)(3)

10.3             1999 Employee Stock Purchase Plan. (2)(3)

10.4             Fourth Amended and Restated Stockholders Agreement, dated as of
                 April 13, 1999, among the Company and the stockholders of the Company listed on the signature page thereto. (2)

10.5             Fourth Amended and Restated Registration Rights Agreement, dated as of April 13, 1999, among the Company and the stockholders of the
                 Company listed on the signature page thereto. (2)

10.6             Letter Agreement, dated May 24, 1999, between the Company and
                 Scripps Howard Broadcasting Company d/b/a Home & Garden
                 Television. (2)

10.7             Shopping Channel Promotional Agreement, dated as of October 2,
                 1998, between the Company and America Online, Inc. (2)(4)

10.8             License Agreement, dated as of April 13, 1998, between the Company and Time Life Inc. (2)

10.9A Employment Agreement, dated July 12, 1999, between the Company and Clifford A. Sharples. (2)(3)

10.9B Employment Agreement, dated July 12, 1999, between the Company and James N. O'Neill. (2)(3)

10.9C Employment Agreement, dated July 12, 1999, between the Company and Lisa W.A. Sharples. (2)(3)

10.10            Sublease Agreement, dated as of February 24, 1999, between the
                 Company and Hart Graphics, Inc. (2)

10.11            Employment Agreement, dated as of March 1, 1996, between the
                 Company and Andrew R. Martin. (2)(3)

10.12            Buy-Sell Agreement, dated February 27, 1997, among the Company,
                 Clifford A. Sharples, James N. O'Neill, Lisa W.A. Sharples and
                 Andrew R. Martin. (2)

10.13 Content License Agreement, dated as of November 2, 1999, between the Company and iVillage Inc. (4)(5)

10.14 Online Merchant Agreement, dated as of October 15, 1999, between the Company and iVillage Inc. (4)(5)

21               Subsidiaries.

23               Consent of Ernst & Young LLP, Independent Auditors.

24               Power of Attorney (see Page 50).

27               Financial Data Schedule.
_______________

(1)     Incorporated  by reference to the Company's Quarterly Report on Form 10-Q for the  quarter  ended  September  30,  1999  (File  No.  0-26265).


(2)     Incorporated by reference to the Company's Registration Statement on Form S-1
        (Registration  No.  333-79487).

(3)     Management  contract  or  compensatory  plan  or  arrangement.

(4)     The  Company  has  request confidential treatment of certain portions of this
        Exhibit.

(5)     Incorporated  by reference to the Company's Quarterly Report on Form 10-Q for the  quarter  ended  December  31,  1999  (File  No.  0-26265).

(b)     Reports  on  Form  8-K.

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.

(c)     Exhibits.

     The response to this portion of Item 14 is submitted as a separate section of this report.

(d)     Financial  Statement  Schedules.

     None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GARDEN.COM,  INC.

                                 By /s/ Clifford A. Sharples
                                    --------------------------------------------
                                   Clifford A. Sharples, Chief Executive Officer

Date:  October  13,  2000


                                POWER OF ATTORNEY

          Each person whose signature appears below hereby appoints Clifford A. Sharples and Jana D. Wilson, and each of them individually, his or her true and lawful attorney-in-fact, with power to act with or without the other and with full power of substitution and resubstitution, in any and all capacities, to sign any or all amendments to the Form 10-K and file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Clifford A. Sharples  President, Chief Executive           October 13, 2000
------------------------  Officer (Principal Executive
Clifford A. Sharples      Officer) and Director


/s/ Jana D. Wilson        Chief Financial Officer (Principal   October 13, 2000
------------------------  Financial and Accounting
Jana D. Wilson            Officer)


/s/ Steven J. Dietz       Director                             October 13, 2000
------------------------
Steven J. Dietz

/s/ Gerald R. Gallagher   Director                             October 13, 2000
------------------------
Gerald R. Gallagher

/s/ James N. O'Neill      Director                             October 13, 2000
------------------------
James N. O'Neill

/s/ Lisa W.A. Sharples    Director                             October 13, 2000
------------------------
Lisa W.A. Sharples

/s/ Douglas R. Stern      Director                             October 13, 2000
------------------------
Douglas R. Stern

/s/ John D. Thornton      Director                             October 13, 2000
------------------------
John D. Thornton

GARDEN.COM,  INC.


TABLE  OF  CONTENTS
--------------------------------------------------------

                                                    PAGE
Report of Ernst & Young LLP, Independent Auditors.  F-2

Balance Sheets . . . . . . . . . . . . . . . . . .  F-3

Statements of Operations . . . . . . . . . . . . .  F-5

Statements of Changes in Common Stock and
  Stockholders' Equity (Deficit) . . . . . . . . .  F-6

Statements of Cash Flows . . . . . . . . . . . . .  F-7

Notes to Financial Statements. . . . . . . . . . .  F-8


                         REPORT OF INDEPENDENT AUDITORS


Board  of  Directors  and  Stockholders
Garden.com,  Inc.

     We have audited the accompanying balance sheets of Garden.com, Inc. as of June 30, 2000 and 1999, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden.com, Inc. at June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. (Management's plans in regard to these matters are also described in Note 1.) The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


July 28, 2000, except for Note 10
as to which the date is September 28, 2000.
Austin,  Texas

                                            /s/  Ernst  &  Young  LLP

GARDEN.COM,  INC.

BALANCE  SHEETS
JUNE  30,  2000  AND  1999
(in  Thousands)
---------------


ASSETS                                                      2000      1999
                                                          --------  --------
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . .  $ 9,047   $15,340
  Investments. . . . . . . . . . . . . . . . . . . . . .   18,612     3,710
  Prepaid advertising. . . . . . . . . . . . . . . . . .    1,869       988
  Other prepaid expenses and current assets. . . . . . .    2,143     1,086
  Inventory. . . . . . . . . . . . . . . . . . . . . . .      898       522
                                                          --------  --------
Total current assets . . . . . . . . . . . . . . . . . .   32,569    21,646
                                                          --------  --------

PROPERTY AND EQUIPMENT:
  Equipment. . . . . . . . . . . . . . . . . . . . . . .      660       480
  Leasehold improvements . . . . . . . . . . . . . . . .      779       456
  Computers and software . . . . . . . . . . . . . . . .    9,537     2,111
  Furniture and fixtures . . . . . . . . . . . . . . . .      867       440
                                                          --------  --------
Total property and equipment . . . . . . . . . . . . . .   11,843     3,487

Accumulated depreciation . . . . . . . . . . . . . . . .   (2,697)     (828)
                                                          --------  --------
  Property and equipment, net. . . . . . . . . . . . . .    9,146     2,659

OTHER ASSETS:
  Net of accumulated amortization of $333 and $110 as of
    June 30, 2000 and 1999, respectively . . . . . . . .      780       917
                                                          --------  --------
TOTAL ASSETS:. . . . . . . . . . . . . . . . . . . . . .  $42,495   $25,222
                                                          ========  ========

                             See accompanying notes.

GARDEN.COM,  INC.

JUNE  30,  2000  AND  1999
(in  Thousands)
---------------


LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                                          2000       1999
                                                                 ---------  ---------
CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . .  $  4,282   $  2,052
  Accrued expenses and other liabilities. . . . . . . . . . . .     3,057        956
  Unearned revenue. . . . . . . . . . . . . . . . . . . . . . .       187        188
  Current portion of long-term debt . . . . . . . . . . . . . .        20        127
                                                                 ---------  ---------
Total current liabilities . . . . . . . . . . . . . . . . . . .     7,546      3,323
                                                                 ---------  ---------

Long-term debt, less current portion. . . . . . . . . . . . . .        --         20
  Redeemable convertible preferred stock. . . . . . . . . . . .        --     48,215
  Warrants to purchase redeemable convertible
    preferred stock . . . . . . . . . . . . . . . . . . . . . .        --         24

STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock--$.01 par value:  50,000 authorized, 17,737
    and 1,157 actual shares issued and outstanding on June 30,
    2000 and 1999, respectively . . . . . . . . . . . . . . . .       177         12
  Additional paid-in capital. . . . . . . . . . . . . . . . . .   104,499      5,768
  Deferred stock compensation . . . . . . . . . . . . . . . . .    (1,169)    (2,305)
  Retained deficit. . . . . . . . . . . . . . . . . . . . . . .   (68,558)   (29,835)
                                                                 ---------  ---------
Total stockholders' equity (deficit). . . . . . . . . . . . . .   34,949.    (26,360)
                                                                 ---------  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT) . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 42,495   $25,222.
                                                                 =========  =========

                             See accompanying notes.

GARDEN.COM,  INC.

STATEMENTS  OF  OPERATIONS
YEARS  ENDED  JUNE  30,  2000,  1999  AND  1998
(in  Thousands,  except  share  and  per  share  data)

                                                                   2000         1999         1998
                                                               ------------  -----------  -----------
REVENUES:
Products. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    13,564   $    4,952   $    1,283
Advertising . . . . . . . . . . . . . . . . . . . . . . . . .        1,938          442           56
                                                               ------------  -----------  -----------
Total revenues. . . . . . . . . . . . . . . . . . . . . . . .       15,502        5,394        1,339
                                                               ------------  -----------  -----------

COST OF REVENUES:
Products. . . . . . . . . . . . . . . . . . . . . . . . . . .       11,416        4,466        1,086
Advertising . . . . . . . . . . . . . . . . . . . . . . . . .          205           74           22
                                                               ------------  -----------  -----------
Total cost of revenues. . . . . . . . . . . . . . . . . . . .       11,621        4,540        1,108
                                                               ------------  -----------  -----------

GROSS PROFIT: . . . . . . . . . . . . . . . . . . . . . . . .        3,881          854          231
                                                               ------------  -----------  -----------

OPERATING EXPENSES:
Marketing and sales . . . . . . . . . . . . . . . . . . . . .       26,654       13,305        2,411
Technology, content and product development . . . . . . . . .        6,918        3,167        1,188
General and administrative. . . . . . . . . . . . . . . . . .        7,052        2,941        1,218
Depreciation and amortization . . . . . . . . . . . . . . . .        2,107          610          219
Amortization of deferred compensation . . . . . . . . . . . .        1,136          674           73
Restructuring and other activities. . . . . . . . . . . . . .          888           --           --
                                                               ------------  -----------  -----------
Total operating expenses. . . . . . . . . . . . . . . . . . .       44,755       20,697        5,109
                                                               ------------  -----------  -----------

OPERATING LOSS: . . . . . . . . . . . . . . . . . . . . . . .      (40,874)     (19,843)      (4,878)

OTHER INCOME (EXPENSE):
Interest income . . . . . . . . . . . . . . . . . . . . . . .        2,158          804          227
Interest expense. . . . . . . . . . . . . . . . . . . . . . .           (7)         (20)         (33)
                                                               ------------  -----------  -----------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (38,723)  $  (19,059)  $   (4,684)
                                                               ============  ===========  ===========

Less:  Beneficial conversion feature and insubstance dividend           --       (2,700)          --
                                                               ------------  -----------  -----------

Net loss applicable to common stockholders. . . . . . . . . .  $   (38,723)  $  (21,759)  $   (4,684)
                                                               ============  ===========  ===========
Basic net loss per share. . . . . . . . . . . . . . . . . . .  $     (2.74)  $   (20.48)  $    (4.68)
                                                               ============  ===========  ===========

Shares used in computing basic net loss per share . . . . . .   14,149,167    1,062,696    1,000,820
                                                               ============  ===========  ===========



                             See accompanying notes.

GARDEN.COM,  INC.

STATEMENTS  OF  CHANGES  IN  COMMON  STOCK  AND
STOCKHOLDERS'  EQUITY  (DEFICIT)
(in  Thousands)
---------------

                                                                                                                      TOTAL
                                                                                                                    REDEEMABLE
                                                                                                                   CONVERTIBLE
                                                                                                                    PREFERRED
                                                                                               DEFERRED               STOCK
                                    REDEEMABLE CONVERTIBLE                          ADDITIONAL  STOCK                  AND
                                       PREFERRED STOCK           COMMON STOCK        PAID-IN    COMPEN-  RETAINED  STOCKHOLDERS'
                                SHARES    AMOUNT   WARRANTS   SHARES    PAR VALUE    CAPITAL    SATION    DEFICIT     EQUITY
Balance at June 10, 1997. . .    4,158     7,879         23    1,160           12         29        --     (3,106)     4,837
Issuance of Series D
  Redeemable Convertible
  Preferred Stock and
  warrants, net of issuance
  costs of $1,177 . . . . . .    4,255    18,823          1       --           --         --        --         --     18,824
Dividends accrued for
  Series A, B, C Preferred
  Stock . . . . . . . . . . .       --        --         --       --           --         --        --       (286)      (286)
Conversion of cumulative
  dividend to Series D
  Redeemable Convertible
  Preferred Stock . . . . . .       58       273         --       --           --         --        --         --        273
Repurchase of Common
  Stock . . . . . . . . . . .       --        --         --     (160)          (2)       (26)       --         --        (28)
Deferred stock compensation .       --        --         --       --           --        313      (313)        --         --
Amortization of deferred
  compensation. . . . . . . .       --        --         --       --           --         --        72         --         72
Exercise of stock options . .       --        --         --        7            0          6        --         --          6
Net loss. . . . . . . . . . .       --        --         --       --           --         --        --     (4,684)    (4,684)
                               --------  --------  ---------  -------  -----------  ---------  --------  ---------  ---------

Balance at June 30, 1998. . .    8,471    26,975         24    1,007           10        322      (241)    (8,076)    19,014
Issuance of Series E
  Redeemable Convertible
  Preferred Stock, net of
  issuance costs of $1,398. .    3,166    21,240         --       --           --         --        --         --     21,240
Beneficial conversion feature
  and in substance dividend .       --        --         --       --           --      2,700        --     (2,700)        --
Deferred stock compensation .       --        --         --       --           --      2,738    (2,738)        --         --
Amortization of deferred
  compensation. . . . . . . .       --        --         --       --           --         --       674         --        674
Exercise of stock options . .       --        --         --      150            2          8        --         --         10
Net loss. . . . . . . . . . .       --        --         --       --           --         --        --    (19,059)   (19,059)
                               --------  --------  ---------  -------  -----------  ---------  --------  ---------  ---------

Balance at June 30, 1999. . .   11,637    48,215         24    1,157           12      5,768    (2,305)   (29,835)    21,879
                               ========  ========  =========  =======  ===========  =========  ========  =========  =========
Conversion of redeemable
  convertible preferred
  stock and warrants to
  common stock. . . . . . . .  (11,637)  (48,215)       (24)  11,637          116     48,123        --         --         --
Exercise of common stock
  warrants. . . . . . . . . .       --        --         --       69            1        213        --         --        214
Issuance of common stock,
  net of issuance costs
  of $2,071 . . . . . . . . .       --        --         --    4,650           46     49,766        --         --     49,812
Amortization of deferred
  compensation. . . . . . . .       --        --         --       --           --         --     1,136         --      1,136
Exercise of stock options . .       --        --         --       88            1         26        --         --         27
Stock issued to Employee
  Stock Purchase Plan . . . .       --        --         --      116            1        359        --         --        360
Acquisition of catalog assets       --        --         --       20            0        206        --         --        206
Common stock options
  issued to charitable
  organization. . . . . . . .       --        --         --       --           --         38        --         --         38
NET LOSS. . . . . . . . . . .       --        --         --       --           --         --        --    (38,723)   (38,723)

Balance at June 30, 2000. . .       --        --         --   17,737   $      177   $104,499   $(1,169)  $(68,558)  $ 34,949
                               ========  ========  =========  =======  ===========  =========  ========  =========  =========

                             See accompanying notes.

GARDEN.COM,  INC.

STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  JUNE  30,  2000,  1999  AND  1998
(In  Thousands)
---------------

                                                                            2000       1999       1998
                                                                          ---------  ---------  --------
OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(38,723)  $(19,059)  $(4,684)
Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,884        517       219
     Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . .       223         93        --
     Amortization of deferred stock compensation . . . . . . . . . . . .     1,136        674        73
     Expense related to non-employee option issuance . . . . . . . . . .        38         --        --
Changes in operating assets and liabilities:
     Prepaid advertising . . . . . . . . . . . . . . . . . . . . . . . .      (881)      (610)     (374)
     Other prepaid expenses and current assets . . . . . . . . . . . . .    (1,057)    (1,039)        8
     Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (376)      (364)     (134)
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .       662       (738)       (7)
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .     2,230      1,141       675
     Accrued expenses and other liabilities. . . . . . . . . . . . . . .     2,101        819        47
     Unearned revenue. . . . . . . . . . . . . . . . . . . . . . . . . .        (1)        92        80
                                                                          ---------  ---------  --------

Net cash used in operating activities. . . . . . . . . . . . . . . . . .   (32,764)   (18,474)   (4,097)
                                                                          ---------  ---------  --------

INVESTING ACTIVITIES:
     Proceeds from sale of investments . . . . . . . . . . . . . . . . .    31,065     11,083        --
     Purchase of investments . . . . . . . . . . . . . . . . . . . . . .   (45,967)   (14,792)       --
     Purchase of property and equipment. . . . . . . . . . . . . . . . .    (8,349)    (2,577)     (422)
     Purchase of other assets. . . . . . . . . . . . . . . . . . . . . .      (564)        (9)     (262)
                                                                          ---------  ---------  --------

Net cash used in investing activities. . . . . . . . . . . . . . . . . .   (23,815)    (6,295)     (684)
                                                                          ---------  ---------  --------

FINANCING ACTIVITIES:
     Proceeds from long-term debt. . . . . . . . . . . . . . . . . . . .        --         --       200
     Repayments of long-term debt. . . . . . . . . . . . . . . . . . . .      (127)      (182)     (115)
     Proceeds from issuance of common stock, net of issuance costs
        of $2,071) . . . . . . . . . . . . . . . . . . . . . . . . . . .    49,812         --        --
     Repurchase of common stock. . . . . . . . . . . . . . . . . . . . .        --         --       (28)
     Proceeds from issuance of Series D Redeemable Convertible
        Preferred Stock and warrants, net of issuance costs of $1,177. .        --         --    18,824
     Proceeds from issuance of Series E Redeemable Convertible
        Preferred Stock and warrants, net of issuance costs of $1,398. .        --     21,240        --
     Exercises of stock options. . . . . . . . . . . . . . . . . . . . .        27          9         6
      Proceeds from exercises of warrants. . . . . . . . . . . . . . . .       214         --        --
      Proceeds from common stock issued to Employee Stock Purchase
        Plan . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       360         --        --
      Dividend paid on Series A, B and C Redeemable Convertible
        Preferred Stock. . . . . . . . . . . . . . . . . . . . . . . . .        --         --       (12)
                                                                          ---------  ---------  --------

Net cash provided by financing activities. . . . . . . . . . . . . . . .    50,286     21,067    18,875
                                                                          ---------  ---------  --------

CHANGE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . .    (6,293)    (3,702)   14,094

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR . . . . . . . . . . . . . .    15,340     19,042     4,948
                                                                          ---------  ---------  --------

CASH AND CASH EQUIVALENTS, END OF YEAR . . . . . . . . . . . . . . . . .  $  9,047   $ 15,340   $19,042
                                                                          =========  =========  ========

SUPPLEMENTAL DISCLOSURES:
      Cash interest paid . . . . . . . . . . . . . . . . . . . . . . . .  $      7   $     22   $    31
                                                                          =========  =========  ========

     Beneficial conversion and insubstance dividend (see Note 6) . . . .        --   $  2,700        --

                             See accompanying notes.

GARDEN.COM,  INC.

NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------

1.   ORGANIZATION

     The Company was originally incorporated in Texas on October 2, 1995 as The Asbury Group, Inc. On November 30, 1995, The Asbury Group, Inc. incorporated a wholly-owned subsidiary, Garden Escape, Inc., in Delaware. Effective December 11, 1995, The Asbury Group, Inc. was merged into Garden Escape, Inc. in a transaction accounted for at historical cost. In February 1999, the Company changed its name to Garden.com, Inc. The Company is an online destination integrating gardening and gardening-related commerce, content and community. All of the Company's sales are conducted via its Web sites, garden.com and virtualgarden.com.

     The Company has incurred recurring operating losses and negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. In regard to these matters, management announced a corporate restructuring with the intent of lowering ongoing operating expenses and reducing future capital requirements, reduced its workforce on September 28, 2000 by 93 employees and terminated or materially amended multiple marketing initiatives. Additionally, the Company also announced that it had engaged the investment bank of Robertson Stephens to aid the Company in evaluating strategic alternatives and to assist the Company with ongoing fund-raising efforts.

2.   SIGNIFICANT  ACCOUNTING  POLICIES

USE  OF  ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences could be material to the financial statements.

REVENUE  RECOGNITION

     Revenues for products and shipping charges are recognized when the products are shipped to the customer. Substantially all product sales are shipped directly from various product suppliers to the customer. The Company takes title to all goods and, accordingly, has the risks and rewards of ownership for such shipments. Revenues are recorded net of promotional discounts and coupons. Product returns are recorded as a reduction of revenues. The Company records unearned revenue for customer orders received and paid for that have not been shipped.

     Advertising revenues consist of sponsorships, banners and print advertising. Advertising revenues are recognized in proportion to the number of impressions delivered under each contract or proportionately over the period of time covered by a contract if impressions are not used. The Company has certain contracts under which it generates a minimum number of click-throughs and has historically met these guarantees.

CASH  AND  CASH  EQUIVALENTS

     Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less. Cash and cash equivalents are recorded at cost, which approximates fair value due to the short maturity of these instruments.

INVESTMENTS

     Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Investments as of June 30, 2000 consisted of high-grade commercial paper, corporate notes, and government securities, are classified as available-for-sale, and are reported at cost, which approximates fair market value, using the specific identification method, as of June 30, 2000. All of these securities mature within one year.

INVENTORY

     Inventory, which consists of finished goods, is stated at the lower of cost or market, with cost determined using the average cost method.

PROPERTY  AND  EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is based on the useful lives of the assets, generally three to seven years, and is computed using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over estimated useful lives or lease terms if shorter.

OTHER  PREPAID  ASSETS  AND  OTHER  ASSETS

     Other prepaid assets and other assets include certain prepaid assets, trade accounts receivable, advertising trade accounts receivable, deposits, goodwill, and the cost of a web site which are carried at cost less accumulated amortization. Amortization of the intangible other assets is computed on the straight-line method over their estimated useful lives of three to four years.

LONG-LIVED  ASSETS

     The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company.

INTERNAL  USE  SOFTWARE

     In accordance with Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" the Company has capitalized certain internal use software. The Company is developing a number of new software applications, including a new commerce platform, and the Company's updated proprietary supplier information system, TRELLIS. External direct costs of materials and services and payroll related costs of employees working solely on development of these applications are capitalized. Capitalized costs will be depreciated when the applications are placed in service on the straight-line method over a three year estimated useful life.

ADVERTISING  COSTS

     The cost of advertising is expensed as incurred. For the fiscal years ended June 30, 2000, 1999 and 1998, the Company incurred advertising expenses of $18,726,000, $10,763,000 and $1,364,000, respectively.

CONTENT  LICENSES

     The Company licenses certain content from third party providers and records these expenditures as incurred.

INCOME  TAXES

     Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

ACCOUNTING  FOR  STOCK-BASED  COMPENSATION

     The Company has elected to account for stock-based compensation expense under APB No. 25, "Accounting for Stock Issued to Employees," and make the required pro forma disclosures for compensation as required by SFAS No. 123. The Company uses the intrinsic value method in accounting for its stock-based employee compensation plans.

NET  LOSS  PER  SHARE

     Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Shares associated with stock options and the redeemable convertible preferred stock are not included because they are antidilutive. Effective upon the closing of the Company's initial public offering on September 21, 1999, all shares of the redeemable convertible preferred stock automatically converted into Common Stock and are included in the calculation of weighted average number of shares as of that date.

COMPREHENSIVE  LOSS

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company does not have any components of comprehensive income or loss.

SEGMENTS

     The Company continues to consider its business activities as a single segment.

RISKS  AND  UNCERTAINTIES

     For the year ended June 30, 2000, one supplier's products generated approximately 12% of the Company's revenue.

RECLASSIFICATIONS

     Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal year 2000 presentation.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which addresses certain criteria for revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be used to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB 101 is not expected to have a material impact on the consolidated financial position or results of operations.

     On March 31, 2000 the Financial "Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (the "Interpretation"). The Interpretation provides guidance related to the implementation of APB No. 25. The Interpretation is to be applied prospectively to all new awards, modifications to outstanding awards and changes in employee status on or after July 1, 2000. For changes made after December 15, 1998 to awards that affect exercise prices of the awards, the Company must prospectively account for the impact of those changes. Management does not believe the adoption of the Interpretation will have a material impact on the Company's financial condition or results of operations.

     In  June  1999,  SFAS  No.  137, "Accounting for Derivative Instruments and
Hedging Activities, Deferral of Effective Date of FASB Statement No. 133," was issued which requires that Statement No. 133 be adopted in the Company's fiscal year 2001. Management does not anticipate that the adoption of Statement No. 133 will have a material effect on the results of operations or financial position because the Company's does not currently engage in or plan to engage in derivative or hedging activities.

3.     LONG-TERM  DEBT

Long-term  debt  consists  of  the  following  (in  thousands):


                                                    JUNE 30,
                                                    --------
                                                  2000    1999
                                                 ------  ------
Line of credit term note payable to a bank
  due October 14, 2000, payable in monthly
  installments of $7 with interest at the
  prime rate plus 1% (8.89% at June 30,
  2000), collateralized by the assets of the
  Company. . . . . . . . . . . . . . . . . . .   $  20    $107
Line of credit term note payable to a bank
  due December 14, 1999, payable in
  monthly installments of $8 with interest at
  the prime rate plus 1% (9.04% at June 30,
  1999), collateralized by the assets of the
  Company. . . . . . . . . . . . . . . . . . .      -       41
                                                 ------  ------
Total long-term debt . . . . . . . . . . . . .      20     148
Less current portion . . . . . . . . . . . . .     (20)   (128)
                                                 ------  ------
Long-term debt, net of current portion . . . .     $ -     $20
                                                 ======  ======

     As of June 30, 2000 and 1999, all of the Company's outstanding long-term debt had a variable interest rate, and accordingly, the Company believes the carrying value of the long-term debt approximates its fair value. No additional amounts were available to be drawn under these lines of credit as of June 30, 2000.

4.     INCOME  TAXES

     As of June 30, 2000, the Company had net operating loss carryforwards of approximately $67,018,000 and research and development credit carryforwards of approximately $105,000. The net operating loss carryforwards will begin to expire in 2011, if not utilized. The research and development credit carryforwards will begin to expire in 2012, if not utilized.

     Utilization of the net operating loss and tax credit carryforwards will be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

     Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                 JUNE 30,   JUNE 30,
                                                   2000       1999
                                                 ---------  --------
Deferred tax liabilities:
   Depreciable assets . . . . . . . . . . . . .  $    691   $    --
                                                 ---------  --------
   Prepaid expenses and other . . . . . . . . .       806   $   460
                                                 ---------  --------
   Total deferred tax liabilities . . . . . . .     1,497       460
                                                 ---------  --------

Deferred tax assets:
   Depreciable assets . . . . . . . . . . . . .        --        70
                                                 ---------  --------
   Accrued liabilities and other. . . . . . . .       268        53
                                                 ---------  --------
   Tax carryforwards. . . . . . . . . . . . . .    24,901    10,035
                                                 ---------  --------

Total deferred tax assets . . . . . . . . . . .    25,169    10,158
                                                 ---------  --------

Net deferred tax assets . . . . . . . . . . . .    23,672     9,698
                                                 ---------  --------
Valuation allowance for net deferred tax assets   (23,672)   (9,698)
                                                 ---------  --------

Net deferred taxes. . . . . . . . . . . . . . .  $     --   $    --
                                                 =========  ========

     The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. The valuation allowance increased by approximately $13,974,000 during the year ended June 30, 2000. Approximately $154,000 of the valuation allowance for deferred tax assets relates to benefits for stock option deductions, which when realized, will be allocated directly to contributed capital.

     The Company's provision (benefit) for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

                                     FISCAL YEAR ENDED
                                         JUNE  30,
                                     -----------------
                                       2000     1999
                                     --------  -------
Federal statutory rate. . . . . . .   (34.0)%  (34.0)%
State taxes, net of federal benefit    (3.0)    (3.0)
Change in valuation allowance . . .    36.1     36.0
Other . . . . . . . . . . . . . . .     0.9      1.0
                                     --------  -------

Effective tax rate. . . . . . . . .     0.0%     0.0%
                                     ========  =======

5.     COMMITMENTS

     Future minimum payments under all operating leases as of June 30, 2000, are as follows:

Fiscal year ended
June 30,
2001. . . . . . .  $269,516
2002. . . . . . .   232,641
2003. . . . . . .     7,560
                   --------
Total . . . . . .  $509,717
                   ========

     Rent expense for the three fiscal years ended June 30, 2000, 1999 and 1998 was approximately $280,000 (offset by sublease income of $108,000), $195,000 and $114,000, respectively. Future minimum rental income from non-cancelable subleases consists of approximately $41,000 for the year ended June 30, 2001.

     In addition, the Company has entered into strategic relationships with several Internet portals, including arrangements with iVillage and Excite. The agreements with iVillage and Excite call for Garden.com to provide and sponsor gardening content on the respective Web sites. Under terms of these agreements the Company is required to make certain installment payments, which are expensed as advertising expense as incurred.

     Garden.com and Administaff Company Inc. are parties to a co-employment agreement, as amended July 1, 1997, pursuant to which Administaff administers some of the benefits plans of Garden.com. This arrangement is terminable by either party upon 30 days prior written notice.

6.     CAPITAL  STRUCTURE

Redeemable  Convertible  Preferred  Stock

     Upon the close of the Company's initial public offering on September 21, 1999 all shares of redeemable convertible preferred stock were converted to common stock. The five series of redeemable convertible preferred stock designated as of June 30, 1999, were as follows:

                                                       SHARES ISSUED    CONSIDERATION PER
                                                            AND         SHARE RECEIVED IN
                        PAR VALUE   SHARES AUTHORIZED    CONVERTED          ISSUANCE
                        ----------  -----------------  -------------  -----------------------
Redeemable convertible
   preferred stock
   Series A. . . . . .  $     0.01            750,000        599,998  $             1.25 cash
   Series B. . . . . .        0.01          1,430,000      1,144,000  $             1.75 cash
   Series C. . . . . .        0.01          4,444,138      2,413,791  $             2.18 cash
   Series D. . . . . .        0.01          5,482,330      4,313,514  $             4.70 cash
   Series E. . . . . .        0.01          4,402,731      3,166,094  $7.15 cash and services
                                    -----------------  -------------
                                           16,509,199     11,637,397
                                    =================  =============

     In connection with the issuance of Series B Redeemable Convertible Preferred Stock, the Company issued 160,000 shares of common stock to certain holders of the Series B Redeemable Convertible Preferred Stock. The agreement under which they were issued stipulated that the Company could repurchase the common shares from the holders at the issuance price ($1.75) if the Company completed a qualified financing or sale prior to August 31, 1998. As the Company met this requirement, the shares were repurchased.

     Beginning on January 1, 1998, the Series A, B, and C Redeemable Convertible Preferred Stock accrued annual dividends equal to 8% of the original purchase price paid per share. In connection with the Series D financing, the stockholders elected to terminate their right to receive future cumulative dividends. Through a noncash financing transaction, $285,893 of accrued dividends, approximately $0.05 per share, were converted into 58,211 shares of Series D Preferred Stock based on the accrued amount through June 5, 1998. In addition, cash dividends of $12,304 were paid based on the accrued amount from June 5, 1998 through June 11, 1998, the date of the Series D issuance.

     The 699,300 shares of Series E Preferred Stock that were sold to a related party were accounted for as having a beneficial conversion feature which was deemed to approximate $2.7 million. This amount was accounted for as an increase in additional paid in capital and an insubstance dividend to the related preferred shareholders.

WARRANTS

     In connection with the prior issuances of redeemable convertible preferred stock, the Company at various times issued warrants to purchase shares of redeemable convertible preferred stock exercisable at prices equal to the respective series' per share price. The warrants transferred to common stock rights upon the close of the Company's initial public offering. Of the warrants, rights to 29,370 and 39,774 shares were exercised during fiscal year 2000 at $7.15 and $2.18 per share, respectively. The Company has reserved 515,323 shares of Common Stock for issuance upon conversion of the remaining warrants. Of the remaining common stock rights, 442,983 with an exercise price of $2.18 expire on May 7, 2002 and 72,340 with an exercise price of $4.70 expire on December 31, 2002.

Stock  Options

     The Company has a stock option plan whereby options for the purchase of shares of the Company's common stock may be granted to its employees. During fiscal year ended June 30, 2000, the maximum number of options that may be granted through the plan was increased from 1,360,000 to 2,500,000 effective September 1999 and from 2,500,000 to 3,400,000 effective May 2000. The Company has reserved 3,400,000 shares of common stock for issuance upon conversion of the options as of June 30, 2000. The shares of common stock reserved for issuance under the stock option plan automatically increase each year on the first day of the Company's fiscal year beginning July 2000 in an amount equal to the lesser of (i) 1,200,000 shares, (ii) 5% of the outstanding shares of common stock on such date, and (iii) any lesser number of shares determined by the Board of Directors.

     The following represents a summary of the Company's stock option activity, and related information:

                                                           WEIGHTED   WEIGHTED
                                                            AVERAGE    AVERAGE
                               NUMBER OF     PRICE PER     EXERCISE     FAIR
                                SHARES         SHARE         PRICE      VALUE
                              -----------  --------------  ---------  ---------
Outstanding at June 30, 1997     343,600     0.01 to 0.11       0.08
  Granted below fair value .     211,600     0.01 to 0.94       0.25       1.69
  Exercised. . . . . . . . .      (6,560)    0.01 to 0.21       0.06
  Canceled . . . . . . . . .     (18,640)    0.01 to 0.21       0.13
                              -----------  --------------  ---------
Outstanding at June 30, 1998     530,000     0.01 to 0.94       0.15
  Granted below fair value .     797,200    0.94 to 12.50       4.71       8.04
  Exercised. . . . . . . . .    (150,200)    0.01 to 0.94       0.06
  Canceled . . . . . . . . .     (19,120)    0.01 to 7.15       1.63
                              -----------  --------------  ---------
Outstanding at June 30, 1999   1,157,880    0.01 to 12.50  $    3.26
                              ===========  ==============  =========
  Granted. . . . . . . . . .   1,130,000    2.63 to 18.88       8.71  $    4.78
  Exercised. . . . . . . . .     (87,894)    0.01 to 3.75       0.33
  Canceled . . . . . . . . .    (213,410)   0.01 to 13.00       6.95
                              -----------  --------------  ---------
Outstanding at June 30, 2000   1,986,576   $0.01 to 18.88  $    6.04
                              ===========  ==============  =========

     The Company recorded deferred compensation for the fiscal years ended June 30, 2000 and 1999 of $0 and $2,738,777, respectively. The amount recorded represents the difference between the option price and the deemed fair value of the Company's Common Stock for shares subject to options granted. The amortization of deferred compensation will be charged to operations over the vesting period of the options, which is typically five years. Total amortization recognized was $1,174,218, $673,990 and $72,730 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

     The following table summarizes outstanding options at June 30, 2000 by price range:

                              OUTSTANDING                                      EXERCISABLE
-----------------------------------------------------------------------  ---------  ---------------
                                 WEIGHTED-         WEIGHTED-AVERAGE                    WEIGHTED-
NUMBER OF       RANGE OF          AVERAGE       REMAINING CONTRACTUAL    NUMBER OF      AVERAGE
OPTIONS      EXERCISE PRICE   EXERCISE PRICE   LIFE OF OPTIONS IN YEARS   OPTIONS   EXERCISE PRICE
-----------  ---------------  ---------------  ------------------------  ---------  ---------------
110,120 . .  $  0.01 to 0.01  $          0.01                       6.1     70,680  $          0.01
159,360 . .     0.18 to 0.21             0.21                       7.5     39,240             0.21
237,120 . .     0.94 to 0.94             0.94                       8.3     39,435             0.94
153,796 . .     2.63 to 3.88             3.34                       9.4     14,666             3.75
121,300 . .     4.00 to 6.00             5.26                       6.4     50,000             6.00
906,130 . .     6.13 to 9.13             7.43                       9.3     75,080             7.12
288,250 . .    9.53 to 14.13            12.25                       9.3      1,840            12.50
10,500. . .   16.00 to 18.88            16.50                       9.3         --               --
-----------  ---------------  ---------------  ------------------------  ---------  ---------------
1,986,576 .  $ 0.01 to 18.88  $          5.96                       8.7    290,941  $          3.30
===========  ===============  ===============  ========================  =========  ===============

     Pro forma information regarding net income (loss) per share is required by Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a minimum value option pricing model with the following weighted-average assumptions for fiscal year 1999 and 1998: weighted-average risk free interest rate was 5.5%, a dividend yield of 0%, a volatility factor of the expected market price of the Company's common stock of near zero, and a weighted-average expected life of the option of five years. For fiscal year 2000 the Black-Scholes method was used with the following assumptions: weighted-average risk free interest rate of 6.21%, a dividend yield of 0%, a volatility factor of .90 and a weighted-average expected life of four years.

     Had compensation cost for the Company's stock option plan been determined consistent with the fair value method as required by SFAS 123, the Company's net loss and net loss per share would have been $(39.9) million and $(2.82) per share, respectively.

     For pro forma disclosure purposes, the estimated fair value of the Company's employee stock options is treated as if amortized to expense over the options' vesting period, therefore the effects of applying SFAS 123 for pro forma disclosures are not necessarily indicative of future amounts.

7.     NET  LOSS  PER  SHARE

     The following table sets forth the computation of basic net loss per share for the periods indicated:

                                                                   FISCAL YEAR ENDED,
                                                                        JUNE 30,
                                                                        --------
                                                     (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                     ----------------------------------------------
                                                           2000           1999            1998
                                                     ---------------  --------------  -------------
Numerator:
  Net loss. . . . . . . . . . . . . . . . . . . . .  $      (38,723)  $     (19,059)  $     (4,684)
    Less:  Beneficial conversion feature and
      in-substance dividend . . . . . . . . . . . .              --          (2,700)            --
                                                     ---------------  --------------  -------------
Net loss applicable to common shareholders. . . . .  $      (38,723)  $     (21,759)  $     (4,684)
                                                     ===============  ==============  =============

Denominator:
  Weighted average shares . . . . . . . . . . . . .      14,149,167       1,062,696      1,152,468
    Less:  contingently issuable shares-issued with
      Series B Preferred Stock and subject to
      repurchase. . . . . . . . . . . . . . . . . .              --              --       (151,648)
                                                     ---------------  --------------  -------------

Denominator for basic calculation . . . . . . . . .      14,149,167       1,062,696      1,000,820
                                                     ===============  ==============  =============

Net loss per share
  Basic . . . . . . . . . . . . . . . . . . . . . .  $        (2.74)  $      (20.48)  $      (4.68)
                                                     ===============  ==============  =============

8.     RELATED  PARTIES

     The Company incurred expenses of $61,752, $32,343 and $27,552 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively, for legal services to Kenneth Sharples, the brother of the Company's President. These expenses were primarily for intellectual property legal issues. In addition, at various dates prior to the fiscal year ended June 30, 1999 the Company issued to Kenneth Sharples options to purchase 6,400 shares of common stock at a weighted-average purchase price of $0.93 per share.

     The E.W. Scripps Company, through its wholly owned subsidiaries, Scripps Ventures LLC and Scripps Howard Broadcasting Company d/b/a Home & Garden Television ("HGTV"), beneficially owns 13.6% of the outstanding common stock as of August 31, 2000 of Garden.com. Douglas R. Stern, a director of Garden.com, is the President and Chief Executive Officer of United Media, a newspaper syndication company and wholly-owned subsidiary of The E.W. Scripps Company.

     On May 24, 1999, 699,300 shares of the Company's Series E Preferred Stock were purchased by HGTV for a total purchase price of $5,000,000, or $7.15 per share. Approximately $1,500,000 of the purchase price was paid in the form of an advertising credit, of which the Company has used approximately $1,243,000 as of June 30, 2000.

     Beginning in March 1998, the Company conducted a national marketing program with United Media. The agreement with United Media was terminated during the fiscal year ended June 30, 2000.

     The Company made payments of approximately $2,500, $130,000 and $75,000 to affiliates of The E.W. Scripps Company during the fiscal years ended June 30, 2000, 1999 and 1998, respectively for services related to marketing and sales expenses and the third-party syndication of the Company's content offerings.

     The Company maintains test gardens in Des Moines, Iowa on property owned by Douglas A. Jimerson, Vice President of Publishing and Editor-in-Chief. The Company pays for the plants grown in the gardens and for the maintenance of the gardens. Other than these maintenance expenses, the Company does not pay Mr. Jimerson rent for the use of the gardens.

9.     RESTRUCTURING  AND  OTHER  ACTIVITIES

     On January 21, 2000 the Company acquired from a third party all owned assets, including inventory, related to the production of a catalog. The assets were purchased through both cash payments and the issuance of common stock. The excess of the purchase price over inventory value was attributed to goodwill.

     In June 2000, the Company's management initiated a restructuring effort that resulted in the Company incurring a restructuring charge of $888,000. This charge includes asset write-offs on discontinued Company initiatives, including prepaid costs for a landscaping product test, severance related to an internal restructuring and a note receivable from a European based internet gardening company.

10.     SUBSEQUENT  EVENTS

     On July 21, 2000 the Company issued an employee stock grant of 1.4 million shares as approved by the Company's Board of Directors. The options have an exercise price equal to the closing price for the Company's publicly traded common shares on the date of the option grant, or $1.75 per share. The options have a vesting period of four years beginning on the date of the option grant.

     On September 28, 2000, the Company announced a corporate restructuring (the "Restructuring Plan") with the intent of lowering ongoing operating expenses and reducing future capital requirements. It is expected that the Restructuring Plan will cost the Company between $2.5 million and $2.8 million. Pursuant to the Restructuring Plan, the Company reduced its workforce on September 28, 2000 by 93 employees. In addition, the Company terminated or materially amended multiple marketing initiatives, including the Company's relationships with iVillage, Excite and PRIMEDIA, resulting in both write-offs of prepaid assets and cash payments to third parties to discontinue certain contractual obligations.

     Simultaneous with its announcement of the Restructuring Plan, the Company also announced that it had engaged the investment bank of Robertson Stephens to aid the Company in evaluating strategic alternatives and to assist the Company with ongoing fund-raising efforts.