Form 10-K/A
period 2000-06-30
GARDEN COM INC
filed 2000-10-30
CIK 1085818

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K/A

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

DOCUMENTS  INCORPORATED  BY  REFERENCE

     None.

     Garden.com, Inc. (the "Company") is amending Part III of its Annual Report on Form 10-K for the year ended June 30, 2000, as filed with the Securities and Exchange Commission on October 13, 2000 (the "Annual Report"), to include the information required by the items of Part III. Accordingly, Items 10, 11, 12 and 13 of Part III of the Annual Report are hereby amended in their entirety as follows:

                                    PART III
                                    --------

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

DIRECTORS

     The Board of Directors of the Corporation is divided into three classes, with the term of office of each class ending in successive years.

                                                                                                   DIRECTOR
NAME, PRINCIPAL OCCUPATION FOR PAST FIVE YEARS AND DIRECTORSHIPS                              AGE   SINCE
--------------------------------------------------------------------------------------------  ---  --------
CLASS OF 2000:

GERALD R. GALLAGHER. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   59      1997

Mr. Gallagher has served as a general partner of Oak Investment Partners, a venture capital investment firm, since 1987.

LISA W.A. SHARPLES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34      1995

Ms. Sharples is a founder of the Corporation and has served as its Chief Merchandising and Marketing Officer since August 1998 and served as its Vice President of Marketing from December 1995 to August 1998.  Prior to founding the Corporation, she served as
Director of Marketing for pcOrder.com, Inc., an online computer merchant, from May
1995 to August 1995.  From October 1993 to May 1995, Ms. Sharples was employed at
Silicon Graphics, Inc., a computer workstation company, as a marketing manager for the
Channel Development Group.  Ms. Sharples is the wife of Clifford A. Sharples.

CLASS OF 2001:

STEVEN J. DIETZ. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   37      1998

Mr. Dietz is a principal of Global Retail Partners, L.P., a venture capital investment firm, which he joined when it was established in 1996.  Prior to 1996, Mr. Dietz was an officer in the investment banking division of the Donaldson, Lufkin & Jenrette Securities
Corporation focusing on the retail industry.

JAMES N. O'NEILL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38      1995

Mr. O'Neill is a founder of the Corporation and has served as its Chief Operating Officer since April 1998, and served as its Vice President of Operations and Chief Financial
Officer from December 1995 to August 1998.  Prior to founding the Corporation,
Mr. O'Neill was employed as a marketing manager by Trilogy Software, Inc., an enterprise software company, from May 1995 to August 1995.  From June 1993 to May
1995, Mr. O'Neill served as an internal consultant for top management at W.W. Grainger,
Inc., a nationwide distributor of maintenance, repair and operations products.

JOHN D. THORNTON . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   35      1995

Mr. Thornton is a general partner of Austin Ventures, a venture capital investment firm, which he joined in 1991.  Mr. Thornton currently serves on the Board of Directors of
Vignette Corporation, Metasolv Software, Inc. and Mission Critical Software, Inc., which are all independent computer software companies.



CLASS OF 2002:

CLIFFORD A. SHARPLES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36      1995

Mr. Sharples is a founder of the Corporation and has served as Chief Executive Officer and President of the Corporation since December 1995.  Prior to founding the
Corporation, he served as Director of Business Development for pcOrder.com, Inc., an
online computer merchant, from May 1995 to August 1995.  From December 1994 to
April 1995, Mr. Sharples worked as a consultant at Enterprise Integration Technologies, a research and development company specializing in electronic commerce over the
Internet.  Mr. Sharples is the husband of Lisa W.A. Sharples.

DOUGLAS R. STERN . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   51      1997

Mr. Stern has served as President and Chief Executive Officer of Scripps Ventures, the
venture capital operations of The E.W. Scripps Company, since June 1996.  Mr. Stern has also served as President and Chief Executive Officer of United Media, a licensing and newspaper syndication company that is wholly owned by The E.W. Scripps Company, since August 1993.

EXECUTIVE  OFFICERS

     The following table sets forth the name, age, current position and principal occupation and employment during the past five years of the executive officers of the Corporation who are not directors:

NAME                 AGE          CURRENT POSITION                              OTHER POSITIONS
-------------------  ---  ---------------------------------  ------------------------------------------------------
Andrew R. Martin. .   37  Chief Technology Officer since     Prior to joining the Corporation in January 1996,
                          March 1996.                        from April 1994 to December 1995, Dr. Martin was
                                                             a chief programmer in the DCE Client/Server
                                                             division of Trilogy Software, Inc., an enterprise
                                                             software company.

Douglas A. Jimerson   48  Vice President of Publishing and   Prior to April 1996, Mr. Jimerson worked for over
                          Editor-in-Chief since April 1996.  19 years with Meredith Corporation, most recently as
                                                             Editor-in-Chief of Home Garden, a national
                                                             gardening publication, and prior to Home Garden, as
                                                             Executive Garden Editor of Better Homes and
                                                             Gardens from 1977 to 1995.

Joel P. Toner . . .   42  Vice President of Business         Prior to joining the Corporation, from 1988 to
                          Development since September 1999.  September 1999, Mr. Toner served as Group
                                                             Publisher of Primedia Inc., a publishing company.

Jana D. Wilson. . .   35  Chief Financial Officer of the     Ms. Wilson served as the Corporation's Controller
                          Corporation since August 1998.     from February 1998 to August 1998.  Prior to
                                                             joining the Corporation, from March 1994 to
                                                             December 1997, Ms. Wilson served as Controller of
                                                             Gadzooks, Inc., a specialty retailer of casual apparel
                                                             for teenagers.



Bradley J. Clark. .   35  Vice President of Enterprise       Mr. Clark served as the Corporation's Supply Chain
                          Development since February 1999.   Manager from September 1998 to February 1999.
                                                             Prior to joining the Corporation, from February 1998
                                                             to September 1998, Mr. Clark served as Pre-Sales
                                                             Software Consultant to i2 Technologies, a consultant
                                                             to electronic businesses.  From August 1996 to
                                                             February 1998, Mr. Clark served as Consulting
                                                             Manager to Trilogy Software, Inc., an enterprise
                                                             software company.  Mr. Clark served as Software
                                                             Consultant to Cap Gemini Sogeti, an enterprise
                                                             software company, from June 1993 to August 1996.

Dionn M. Schaffner.   29  Vice President of Marketing since  Prior to joining the Corporation, Ms. Shaffner served
                          February 1999.                     as Director of Operations for Comlink Information
                                                             Systems, Inc., a business management software
                                                             development company, from September 1997 to February
                                                             1999. From August 1996 to September 1997, Ms. Shaffner
                                                             served as a Senior Consultant of Deloitte & Touche
                                                             Consulting Group.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Corporation's directors and executive officers, and persons who own more than 10% of a registered class of the Corporation's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of the Corporation's equity securities on Form 4 or 5. The rules promulgated by the Commission under section 16(a) of the Exchange Act require those persons to furnish the Corporation with copies of all reports filed with the Commission pursuant to section 16(a). Based solely upon a review of such forms actually furnished to the Corporation, and written representations of certain of the Corporation's directors and executive officers that no forms were required to be filed, all directors, executive officers and 10% stockholders have filed with the Commission on a timely basis all reports required to be filed under section 16(a) of the Exchange Act, except Mr. Toner reported on a June 2000 Form 5 report a purchase that occurred in September 1999 and Mr. Martin reported on a June 2000 Form 5 report stock option exercises that occurred in October 1999, December 1999 and January 2000.

ITEM  11.     EXECUTIVE  COMPENSATION

SUMMARY COMPENSATION INFORMATION. The following table sets forth certain information for the years indicated below concerning compensation paid to, earned by or awarded to the Corporation's Chief Executive Officer and the four other most highly compensated executive officers in fiscal year 2000 (collectively, the "named executive officers").

                           SUMMARY COMPENSATION TABLE


                                                               ANNUAL             LONG-TERM
                                                            COMPENSATION        COMPENSATION
                                                        ----------------------  ------------
                                                                                SECURITIES
                                                                                UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                FISCAL YEAR  SALARY ($)  BONUS ($)   OPTIONS (#)  COMPENSATION ($)
-----------------------------------------  -----------  ----------  ----------  -----------  -----------------
Clifford A. Sharples. . . . . . . . . . .         2000     130,100      --              250             --
   Chief Executive Officer and President          1999     113,670      --           68,200             --

James N. O'Neill. . . . . . . . . . . . .         2000     130,100      --              250             --
   Chief Operating Officer                        1999     113,670      --           68,200             --

Lisa W.A. Sharples. . . . . . . . . . . .         2000     130,100      --              250             --
   Chief Merchandising and                        1999     113,670      --           68,200         12,432 (2)
   Marketing Officer

Andrew R. Martin. . . . . . . . . . . . .         2000     182,600      --           25,250        156,110 (3)
   Chief Technology Officer                       1999     143,000      --           40,200         68,150 (3)

Joel P. Toner . . . . . . . . . . . . . .         2000     143,857  60,000 (1)          250             --
   Vice President of Business Development


(1)     Represents  compensation  received  as  a  signing  bonus.
(2)     Represents  payments  for  tax  preparation.
(3)     Represents  compensation  upon  the  exercise  of  a  nonstatutory  stock  option.


OPTION GRANTS. The following table provides certain information regarding stock options granted to the named executive officers in fiscal year 2000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS
                      --------------------------------------------------------   POTENTIAL REALIZABLE
                                       PERCENT OF                                  VALUE AT ASSUMED
                        NUMBER OF        TOTAL                                   ANNUAL RATES OF STOCK
                       SECURITIES     OPTIONS/SARS                                PRICE APPRECIATION
                       UNDERLYING     GRANTED TO   EXERCISE                      FOR OPTION TERM ($) (4)
                      OPTIONS/SARS   EMPLOYEES IN   PRICE        EXPIRATION      -----------------------
NAME                   GRANTED (#)   FISCAL YEAR    ($/SH)          DATE               5%          10%
--------------------  -------------  ------------  --------  ------------------   -----------  ----------
Clifford A. Sharples        250 (1)             *     12.38   December 20, 2009    $    1,946  $    4,933
James N. O'Neill            250 (1)             *     12.38   December 20, 2009         1,946       4,933
Lisa W.A. Sharples          250 (1)             *     12.38   December 20, 2009         1,946       4,933
Andrew R. Martin            250 (1)             *     12.38   December 20, 2009         1,946       4,933
                         25,000 (2)           2.2      6.81   February 15, 2010       107,069     271,335
Joel P. Toner               250 (1)             *     12.38   December 20, 2009         1,946       4,933
                         80,000 (3)           7.1     12.00  September 14, 2009       603,739   1,529,993

*  Less  than  1%.

(1)     25%  of  the option vests on December 20, 2000 and an additional 2.083% vests monthly for the
36  months  thereafter.

(2)     20%  of  the  option  vests  on  February  15  of  each  year  from  2001  to  2005.

(3)     20%  of the option vests on September 14 of each year from 2000 to 2004.

(4)     The  dollar  amounts under these columns are the result of theoretical calculations at 5% and
10%  rates  set  by  the  Commission,  and  therefore  are  not  intended to forecast possible future appreciation,  if  any,  in  the  Common  Stock.

FISCAL YEAR-END OPTION VALUES. The following table provides certain information regarding options held by the named executive officers at June 30, 2000.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                          NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                               UNDERLYING                 IN-THE-MONEY
                                                         UNEXERCISED OPTIONS/SARS       OPTIONS/SARS AT
                                                          AT FISCAL YEAR-END (#)     FISCAL YEAR END ($)(2)
                                                          ----------------------     ----------------------
                      SHARES ACQUIRED        VALUE
NAME                  ON EXERCISE (#)   REALIZED ($)(1)  EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
--------------------  ---------------  ----------------  -------------------------  -------------------------
Clifford A. Sharples                --               --              27,528/70,842              39,292/67,867
James N. O'Neill                    --               --              27,560/70,890              39,362/67,971
Lisa W.A. Sharples                  --               --              27,528/70,842              39,292/67,867
Andrew R. Martin                26,120          275,693               8,000/88,850                  --/56,739
Joel P. Toner                       --               --                  --/80,250                      --/--


(1)     Value  realized  is  equal  to the fair market value of the purchased shares on the date of exercise, less  the  exercise  price  paid  for  such  shares.
(2)     Calculated  based  on  closing  sale  price  of  $2.375  per  share  on  June  30,  2000.

EMPLOYMENT  AGREEMENTS

     On July 12, 1999, the Corporation entered into separate employment agreements with Clifford A. Sharples, James N. O'Neill and Lisa W.A. Sharples. Each of these employment agreements has a term of three years and each provides for a base salary of $130,000 per year. The employment agreements also provide that Messrs. Sharples and O'Neill and Ms. Sharples are eligible to participate in a cash bonus program and in any other employee benefit programs for which other senior executives of the Corporation are generally eligible. Under the employment agreements, the Corporation may terminate the executive officer's employment upon the executive officer's death or disability or if the Board of Directors determines that termination is in the Corporation's best interest. Each executive officer may resign at any time. If the Corporation terminates employment without cause, or if there is a constructive termination, the executive officer is entitled to receive payment of his or her base salary and to continue to receive other employee benefits for 12 months from the date of termination. If employment is terminated for any other reason, the executive officer is not entitled to receive any base salary or other benefits for periods after the termination date. If the Corporation experiences a change of control at any time more than six months after the date of the employment agreement, all options held by Messrs. Sharples or O'Neill or by Ms. Sharples will immediately vest. Each of Clifford A. Sharples, James N. O'Neill and Lisa W.A. Sharples has also entered into a nondisclosure agreement under which each executive officer has agreed not to compete with the Corporation during employment and for a period of two years following termination of employment and has agreed to maintain the confidentiality of the Corporation's proprietary information and trade secrets.

     On March 1, 1996, the Corporation entered into an employment agreement with Andrew R. Martin. This employment agreement may be terminated by either party for any reason with 30 days' prior written notice and provides for a base salary of $100,000 per year. The employment agreement also provides that Mr. Martin is eligible to receive an annual cash bonus of $20,000 and other benefits as are generally made available to the Corporation's executive-level employees. Pursuant to the employment agreement, Mr. Martin has agreed not to compete with the Corporation during employment and for a period of two years following termination of employment and has agreed to maintain the confidentiality of the Corporation's proprietary information and trade secrets.

     On September 14, 1999, the Corporation entered into an employment agreement with Joel P. Toner. The employment agreement may be terminated by either party for any reason with 30 days' prior written notice and provides for a base salary of $200,000 per year. The employment agreement also provides that Mr. Toner is eligible to receive other benefits as are generally made available to the Corporation's employees. Under the employment agreement, the Corporation may terminate Mr. Toner's employment upon Mr. Toner's death or disability or for cause. Mr. Toner may resign at any time. If the Corporation terminates Mr. Toner's employment without cause, or if there is a constructive termination, Mr. Toner is entitled to receive payment of his base salary and to continue to receive other employee benefits for up to six months from the date of termination. If employment is terminated for any other reason, Mr. Toner is not entitled to receive any base salary or other benefits for periods after the termination date. If the Corporation experiences a change of control at any time more than six months after the date of the employment agreement, all options held by Mr. Toner will immediately vest. Pursuant to the employment agreement, Mr. Toner has agreed not to compete with the Corporation during employment and for a period of two years following termination of employment and has agreed to maintain the confidentiality of the Corporation's proprietary information and trade secrets.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of shares of Common Stock as of August 31, 2000 by (i) each director and named executive officer (as defined above), (ii) all directors and executive officers as a group, and (iii) each person or other entity known by the Corporation to beneficially own more than 5% of the outstanding Common Stock.

     The Corporation has determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are either currently exercisable or exercisable within 60 days of August 31, 2000 are deemed to be outstanding and to be beneficially owned by the option holder for the purpose of computing the percentage ownership of the option holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


                                                                  TOTAL NUMBER
                                                                    OF SHARES
                                                                   BENEFICIALLY  PERCENT
NAME OF BENEFICIAL OWNER                                              OWNED      OF CLASS
-----------------------------------------------------------------  ------------  --------
Douglas J. Stern. . . . . . . . . . . . . . . . . . . . . . . . .     2,690,154      14.9
 Entities affiliated with The
 E.W. Scripps Company (1)

Steven J. Dietz . . . . . . . . . . . . . . . . . . . . . . . . .     1,600,998       9.0
 Entities affiliated with Global Retail
 Partners, L.P. (2)

John D. Thornton. . . . . . . . . . . . . . . . . . . . . . . . .     1,452,611       8.2
 Entities affiliated with Austin
 Ventures (3)

Gerald R. Gallagher . . . . . . . . . . . . . . . . . . . . . . .     1,127,127       6.3
 Entities affiliated with Oak Investment
 Partners (4)

Entities affiliated with Attractor LP (5) . . . . . . . . . . . .     1,194,682       6.7

BT&T Focus 4 Fund Public Limited
 Company and BT&T
 Telekommunikations Und
 Technologie AG (6) . . . . . . . . . . . . . . . . . . . . . . .     1,347,000       7.6


Entities affiliated with Patricof & Co.
 Ventures, Inc. (7) . . . . . . . . . . . . . . . . . . . . . . .       909,090       5.1

Pequot Capital Management, Inc. (8) . . . . . . . . . . . . . . .     1,261,277       7.1

Clifford A. Sharples (9). . . . . . . . . . . . . . . . . . . . .       309,964       1.7

James N. O'Neill (10) . . . . . . . . . . . . . . . . . . . . . .       300,546       1.7

Lisa W.A. Sharples (11) . . . . . . . . . . . . . . . . . . . . .       309,964       1.7

Andrew R. Martin (12) . . . . . . . . . . . . . . . . . . . . . .       207,406       1.2

Joel P. Toner (13). . . . . . . . . . . . . . . . . . . . . . . .        17,000         *

All directors and executive officers as a group (13 persons) (14)     8,118,330      44.2


*     Represents  beneficial  ownership  of  less  than  1%.

(1)     Represents  (i)  1,990,854  shares  held  of  record  by  Scripps  Ventures, LLC, including 275,862 shares issuable upon exercise of outstanding warrants, and (ii) 699,300 shares  held  of  record  by  Scripps  Howard  Broadcasting  Company  d/b/a Home & Garden
Television,  Inc.  Mr. Stern disclaims beneficial ownership of these shares.  The address for  Mr.  Stern  and  each  of  these  entities is 200 Madison Avenue, New York, New York
10016.

(2)     Represents  (i)  1,025,834 shares held of record by Global Retail Partners, L.P.,
(ii)  306,677  shares  held  of  record  by DLJ Diversified Partners, L.P., (iii) 113,519 shares  held  of  record  by DLJ Diversified Partners-A, L.P., (iv) 66,687 shares held of record  by GRP Partners, L.P., (v) 70,626 shares held of record by Global Retail Partners
Funding,  Inc., and (vi) 17,655 shares held of record by DLJ ESC II, L.P.  Mr. Dietz is a
Principal of Global Retail Partners, L.P.  Each of the foregoing entities is an affiliate of  Global  Retail  Partners, L.P., whose parent company is AXA Financial Inc.  Mr. Dietz disclaims  beneficial  ownership  of  these  shares except to the extent of his pecuniary interest  in  such  shares.  The address for Mr. Dietz and each of these entities is 2121
Avenue  of  the  Stars,  Suite  1630, Los Angeles, California 90067.  The address for AXA
Financial  Inc.  is  1290  Avenue  of  the  Americas,  New  York,  New  York  10104.

(3)     Represents  (i)  468,886  shares  held  of  record by Austin Ventures IV-A, L.P., including  7,420  shares issuable upon exercise of outstanding warrants, and (ii) 983,725 shares  held  of  record  by Austin Ventures IV-B, L.P., including 15,568 shares issuable upon  exercise of warrants.  Mr. Thornton has shared voting and investment power over all of  these  shares,  and  he  disclaims beneficial ownership of these shares except to the extent  of  his pecuniary interest in such shares.  The address for Mr. Thornton and each of  these  entities is 1300 Norwood Tower, 114 West Seventh Street, Austin, Texas 78701.

(4)     Represents  (i)  1,099,515  shares held of record by Oak Investment Partners VII,
Limited  Partnership,  including  134,552  shares  issuable  upon exercise of outstanding warrants,  and  (ii)  27,612  shares  held  of record by Oak VII Affiliates Fund, Limited
Partnership,  including  3,379 shares issuable upon exercise of outstanding warrants. Mr.
Gallagher  has  shared  voting  and  investment  power  over  all of these shares, and he disclaims  beneficial  ownership  of  these  shares except to the extent of his pecuniary interest  in  such  shares.  The  address for Mr. Gallagher and each of these entities is
4550  Norwest  Center,  90  South  Seventh  Street,  Minneapolis,  Minnesota  55402.

(5)     Attractor  LP  and  related entities (collectively, "Attractor"), 1110 Burlingame
Avenue, Suite 211, Burlingame, California 94010, filed a Schedule 13G dated September 27,
1999,  reporting  that  as of September 27, 1999 it was the beneficial owner of 1,194,682 shares  of  Common  Stock.  The  shares  of  Common Stock beneficially owned by Attractor include  (i)  1,032,398  shares  held  of  record  by  Attractor LP, with sole voting and investment power as to all of such shares, (ii) 68,304 shares held of record by Attractor
Institutional  LP,  with sole voting and investment power as to all of such shares, (iii)
71,580  shares  held of record by Attractor Ventures LLC, with sole voting and investment power as to all of such shares and shared voting and investment power as to an additional
1,100,702  shares, and (iv) 22,400 shares held of record by Attractor Offshore Ltd., with sole  voting  and  investment  power  as  to  all  of  such  shares (Attractor Investment
Management,  Inc.  may  be  deemed to share voting and investment power as to all of such shares).  Gigi  Brisson  and  Harvey Allison may be deemed to share voting and investment power  as  to all of the shares held by Attractor, and they disclaim beneficial ownership of  such  shares.

(6)     BT&T  Focus 4 Fund Public Limited Company, Grand Canal House, 1 Upper Grand Canal
Street,  Dublin  4,  Ireland,  and  BT&T  Telekommunikations  Und  Technologie  AG,
Roetelistrasse,  Bufour Park 16, St. Gallen, Switzerland 9000, filed a Schedule 13G dated
August  3,  2000,  reporting  that  as  of  August 3, 2000 it was the beneficial owner of
1,347,000  shares  of  Common  Stock with shared voting and investment power as to all of such  shares.

(7)     Patricof  &  Co.  Ventures, Inc. and related entities (collectively, "Patricof"),
445  Park  Avenue,  11th  Floor,  New  York,  New  York 10022, filed a Schedule 13G dated
February  4,  2000,  reporting that as of February 4, 2000 it was the beneficial owner of
909,090  shares  of  Common  Stock.  The  shares  of  Common  Stock beneficially owned by
Patricof  include  (i)  746,181 shares held of record by APA Excelsior V, L.P., with sole voting  and investment power as to all of such shares, (ii) 153,846 shares held of record by  The  P/A  Fund  III,  L.P.,  with  sole voting and investment power as to all of such shares,  and  (iii)  9,063  shares held of record by Patricof Private Investment Club II,
L.P.,  with sole voting and investment power as to all of such shares.  Alan Patricof may be  deemed  to  have  sole  voting  and  investment power as to all of the shares held by
Patricof,  and  he  disclaims  beneficial  ownership  of  such  shares.

(8)     Pequot  Capital  Management,  Inc.,  500  Nyala  Farm Road, Westport, Connecticut
06880,  filed  a  Schedule 13G dated February 11, 2000, reporting that as of February 11,
2000  it  was  the beneficial owner of 1,261,277 shares of Common Stock, with sole voting and  investment  power  as  to  all  of  such  shares.

(9)     Includes 35,048 shares subject to exercise of stock options held by Mr. Sharples.
Excludes (i) 274,916 shares held of record by Mr. Sharples' spouse and (ii) 35,048 shares subject  to  exercise  of  stock  options  held  by  Mr.  Sharples'  spouse.

(10)     Includes  35,080  shares  subject  to  exercise  of  stock  options.

(11)     Includes  35,048  shares  subject  to  exercise  of  stock  options  held by Ms.
Sharples.  Excludes  (i)  274,916  shares held of record by Ms. Sharples' spouse and (ii)
35,048  shares  subject  to  exercise  of  stock  options  held by Ms. Sharples' spouse.

(12)     Includes  8,000  shares  subject  to  exercise  of  stock  options.

(13)     Includes 16,000 shares subject to exercise of stock options.

(14)     Includes  209,536 shares subject to exercise of stock options and 436,781 shares issuable  upon  exercise  of  outstanding  warrants.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The E.W. Scripps Company, through its wholly-owned subsidiaries, Scripps Ventures LLC and Scripps Howard Broadcasting Company d/b/a Home & Garden Television ("HGTV"), beneficially owns 14.9% of the outstanding Common Stock of the Corporation as of August 31, 2000. Douglas R. Stern, a director of the Corporation, is the President and Chief Executive Officer of United Media, a newspaper syndication company and wholly-owned subsidiary of The E.W. Scripps Company.

     On May 24, 1999, 699,300 shares of the Corporation's Series E Preferred Stock were purchased by HGTV for a total purchase price of $5,000,000, or $7.15 per share. Approximately $1,500,000 of the purchase price was paid in the form of an advertising credit, of which the Corporation has used approximately $1,243,000 as of June 30, 2000.

     Kenneth Sharples, the brother of Clifford A. Sharples and brother-in-law of Lisa W.A. Sharples, directors of the Corporation, has provided legal services to the Corporation. The Corporation incurred expenses of $61,752 during the Corporation's fiscal year ended June 30, 2000 for these legal services.

     Green Cheetah, Inc. ("Green Cheetah") was formed in the first quarter of fiscal 2001 to pursue software development opportunities. Green Cheetah is currently proceeding with its first software application project, which involves developing computer software designed to enhance database performance. The Corporation owns 80% of the outstanding common stock of Green Cheetah. Green Cheetah issued restricted stock to the following officers and/or directors of the Corporation: Andrew R. Martin, Chief Technology Officer of the Corporation, was issued 10% of Green Cheetah's outstanding common stock; Clifford A. Sharples, Chief Executive Officer, President and a director of the Corporation, was issued 3.33% of Green Cheetah's outstanding common stock; Lisa W.A. Sharples, Chief Merchandising and Marketing Officer and a director of the Corporation, was issued 3.33% of Green Cheetah's outstanding common stock; and James N. O'Neill, Chief Operating Officer and a director of the Corporation, was issued 3.34% of Green Cheetah's outstanding common stock. In the first quarter of fiscal 2001, Green Cheetah borrowed $300,000 from the Corporation pursuant to a demand promissory note.

     The Corporation believes that all of the transactions set forth above were made on terms no less favorable to the Corporation than could have been obtained from unaffiliated third parties. Any future transactions, including loans, between the Corporation and its officers, directors and principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors, and will be on terms no less favorable to the Corporation than could be obtained from unaffiliated third parties.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GARDEN.COM,  INC.

                               By  /s/  Clifford  A.  Sharples
                                   ---------------------------------------------
                                   Clifford A. Sharples, Chief Executive Officer

Date:  October  30,  2000


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Clifford A. Sharples  President, Chief Executive           October 30, 2000
------------------------  Officer (Principal Executive
Clifford A. Sharples      Officer) and Director

/s/ Jana D. Wilson        Chief Financial Officer (Principal   October 30, 2000
------------------------  Financial and Accounting
Jana D. Wilson            Officer)

*                         Director                             October 30, 2000
------------------------
Steven J. Dietz

*                         Director                             October 30, 2000
------------------------
Gerald R. Gallagher

*                         Director                             October 30, 2000
------------------------
James N. O'Neill

*                         Director                             October 30, 2000
------------------------
Lisa W.A. Sharples

*                         Director                             October 30, 2000
------------------------
Douglas R. Stern

*                         Director                             October 30, 2000
------------------------
John D. Thornton

/s/ Clifford A. Sharples                                       October 30, 2000
------------------------
Clifford A. Sharples
* Attorney-in-Fact

                                       14