Form 10-Q
period 2000-09-30
GARDEN COM INC
filed 2000-11-20
CIK 1085818

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to _________

                        Commission file number:  0-26265
                                                 -------

                                Garden.com, Inc.
                   -------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                 74-2765381
-------------------------------     --------------------------------------------
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

On September 30, 2000, there were outstanding 17,739,272 shares of the Registrant's $.01 par value common stock.

                                GARDEN.COM, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                Page
Item 1.  Balance Sheets as of September 30, 2000 and
         June 30, 2000                                             3

         Statements of Operations for the Quarters Ended
         September 30, 2000 and 1999                               4

         Statements of Cash Flows for the Quarters Ended
         September 30, 2000 and 1999                               5

         Notes to Unaudited Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       9

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk                                                     17

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                        18

Item 2.  Changes in Securities and Use of Proceeds                18

Item 3.  Defaults Upon Senior Securities                          18

Item 4.  Submission of Matters to a Vote of Security Holders      18

Item 5.  Other Information                                        18

Item 6.  Exhibits and Reports on Form 8-K                         18

         Signatures                                               20

                       PART I.     FINANCIAL INFORMATION

Item  1.  Financial  Statements

Garden.com,  Inc.
Balance  Sheets
(Dollars  in  thousands)

                                                     September 30, 2000    June 30, 2000
                                                    --------------------  ---------------
                                                        (Unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents. . . . . . . . . . . .  $               390   $        9,047
  Investments. . . . . . . . . . . . . . . . . . .               11,956           18,612
  Prepaid advertising. . . . . . . . . . . . . . .                   78            1,869
  Other prepaid expenses and current assets. . . .                2,140            2,143
  Inventory. . . . . . . . . . . . . . . . . . . .                1,193              898
                                                    --------------------  ---------------
     Total current assets. . . . . . . . . . . . .               15,757           32,569
Property and equipment . . . . . . . . . . . . . .               17,658           11,843
Accumulated depreciation . . . . . . . . . . . . .               (3,467)          (2,697)
Property and equipment, net. . . . . . . . . . . .               14,191            9,146
Other assets, net. . . . . . . . . . . . . . . . .                  714              780
                                                    --------------------  ---------------
     Total assets. . . . . . . . . . . . . . . . .  $            30,662   $       42,495
                                                    ====================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . .  $             2,300   $        4,282
  Accrued expenses and other liabilities . . . . .                2,796            3,057
  Unearned revenue . . . . . . . . . . . . . . . .                  384              187
  Current portion of long-term debt. . . . . . . .                    -               20
                                                    --------------------  ---------------
     Total current liabilities . . . . . . . . . .                5,480            7,546

Stockholders' equity (deficit):
  Common stock - $.01 par value; 50,000,000 shares
    authorized, 17,739,272 shares issued and
    outstanding on September 30, 2000; and
    17,737,592 shares issued and outstanding on
    June 30, 2000. . . . . . . . . . . . . . . . .                  177              177
  Additional paid-in-capital . . . . . . . . . . .              104,075          104,499
  Deferred stock compensation. . . . . . . . . . .                 (592)          (1,169)
  Retained deficit . . . . . . . . . . . . . . . .              (78,478)         (68,558)
                                                    --------------------  ---------------
     Total stockholders' equity. . . . . . . . . .               25,182           34,949
                                                    --------------------  ---------------
     Total liabilities and stockholders' equity. .  $            30,662   $       42,495
                                                    ====================  ===============


                 See accompanying notes to financial statements.

Garden.com,  Inc.
Statements  of  Operations
(Dollars  in  thousands,  except  per  share  data)


                                                     For the quarter ended
                                                         September 30,
                                                       2000          1999
                                                   ------------  ------------
                                                   (Unaudited)   (Unaudited)
REVENUES
  Products. . . . . . . . . . . . . . . . . . . .  $     2,209   $     1,159
  Advertising . . . . . . . . . . . . . . . . . .          393           253
                                                   ------------  ------------
     Total revenues . . . . . . . . . . . . . . .        2,602         1,412

COST OF REVENUES
  Products. . . . . . . . . . . . . . . . . . . .        1,796         1,049
  Advertising . . . . . . . . . . . . . . . . . .           47            44
                                                   ------------  ------------
     Total cost of revenues . . . . . . . . . . .        1,843         1,093

GROSS PROFIT. . . . . . . . . . . . . . . . . . .          759           319

OPERATING EXPENSES
  Marketing and sales . . . . . . . . . . . . . .        3,841         2,699
  Technology, content and product development . .        1,944         1,408
  General and administrative. . . . . . . . . . .        1,629         1,308
  Depreciation and amortization . . . . . . . . .          838           347
  Amortization of deferred compensation . . . . .          151           374
  Discontinued marketing activities and severance
     costs. . . . . . . . . . . . . . . . . . . .        2,578             -
                                                   ------------  ------------
     Total operating expenses . . . . . . . . . .       10,981         6,136

OPERATING LOSS. . . . . . . . . . . . . . . . . .      (10,222)       (5,817)

Other income and expense. . . . . . . . . . . . .          302           249
                                                   ------------  ------------

NET LOSS. . . . . . . . . . . . . . . . . . . . .  $    (9,920)  $    (5,568)
                                                   ============  ============

Basic net loss per share. . . . . . . . . . . . .  $     (0.56)  $     (1.45)
                                                   ============  ============

Shares used in computing basic net loss per share   17,739,042     3,827,552
                                                   ============  ============


                 See accompanying notes to financial statements.

Garden.com,  Inc.
Statements  of  Cash  Flows  (Dollars  in  thousands)

                                                            For the quarter ended
                                                                September 30,
                                                             2000          1999
                                                         ------------  ------------
                                                         (Unaudited)   (Unaudited)
Operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . .  $    (9,920)  $    (5,568)
Adjustments to reconcile net loss to cash
  used in operating activities:
  Depreciation and amortization . . . . . . . . . . . .          838           347
  Amortization of deferred compensation . . . . . . . .          151           374
Changes in operating assets and liabilities:
  Prepaid advertising . . . . . . . . . . . . . . . . .        1,791          (541)
  Other prepaid expenses and current assets . . . . . .            2          (530)
  Inventory . . . . . . . . . . . . . . . . . . . . . .         (296)         (381)
  Accounts payable. . . . . . . . . . . . . . . . . . .       (1,982)          (53)
  Accrued expenses and other liabilities. . . . . . . .         (260)          648
  Unearned revenue. . . . . . . . . . . . . . . . . . .          197           238
                                                         ------------  ------------
   Net cash used in operating activities. . . . . . . .       (9,479)       (5,466)

Investing activities:
  Proceeds from sale of investments . . . . . . . . . .        6,657             -
  Purchase of investments . . . . . . . . . . . . . . .            -       (14,824)
  Purchase of other assets. . . . . . . . . . . . . . .            -          (185)
  Purchase of property and equipment. . . . . . . . . .       (5,816)       (1,679)
                                                         ------------  ------------
   Net cash provided by (used in) investing activities.          841       (16,688)

Financing activities:
  Repayment of long-term debt . . . . . . . . . . . . .          (20)          (44)
  Exercise of stock options . . . . . . . . . . . . . .            1            10
  Exercise of warrants. . . . . . . . . . . . . . . . .            -           210
  Proceeds from issuance of common stock,
    net of issuance costs of $1,954 . . . . . . . . . .            -        49,940
                                                         ------------  ------------
    Net cash provided by (used in) financing activities          (19)       50,116

Increase (decrease) in cash and cash
  equivalents . . . . . . . . . . . . . . . . . . . . .       (8,657)       27,962

Cash and cash equivalents, beginning of
  period. . . . . . . . . . . . . . . . . . . . . . . .        9,047        15,340
                                                         ------------  ------------
Cash and cash equivalents, end of period. . . . . . . .  $       390   $    43,302

                 See accompanying notes to financial statements.

GARDEN.COM,  INC.
NOTES  TO  UNAUDITED  FINANCIAL  STATEMENTS

NOTE  1  -  ACCOUNTING  POLICIES  UNAUDITED  INTERIM  FINANCIAL  INFORMATION

     The financial statements as of September 30, 2000 and 1999 have been prepared by Garden.com, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended June 30, 2000, filed with the SEC on October 13, 2000, as amended on October 30, 2000.

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

RISKS  AND  UNCERTAINTIES

     On October 26, 2000, the Company entered into a mutual termination agreement with a supplier whose products represented approximately 12% of the Company's product revenue during the quarter ended September 30, 2000. Two other suppliers' products represented in excess of 10% of the Company's product revenue during the quarter ended September 30, 2000, equaling 19% and 20% respectively.

RECENT  ACCOUNTING  PRONOUNCEMENTS

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

NOTE  2  -  DISCONTINUED  MARKETING  ACTIVITIES  AND  SEVERANCE  COSTS

     On September 28, 2000, the Company announced a corporate restructuring (the "Restructuring Plan") with the intent of lowering ongoing operating expenses and reducing future capital requirements. The Restructuring Plan resulted in an expense charge of $2.6 million for the quarter ended September 30, 2000.
Pursuant to the Restructuring Plan, the Company reduced its workforce on September 28, 2000 by 93 employees. In addition, the Company terminated or materially amended multiple marketing initiatives, including the Company's relationships with iVillage, Excite and PRIMEDIA, resulting in both write-offs of prepaid assets and cash payments to third parties to discontinue certain contractual obligations.

NOTE  3  -  BUSINESS  CONDITIONS  AND  FUNDING  ACTIVITIES

     Simultaneous with the announcement of its Restructuring Plan on September 28, 2000, the Company also announced that it had engaged the investment bank of Robertson Stephens to aid the Company in evaluating strategic alternatives and to assist the Company with ongoing fund-raising efforts.

     Although the Company has been attempting to raise additional equity financing since the quarter ended June 30, 2000, the Company has not been able to obtain financing as of November 15, 2000. On November 15, 2000, the Company announced that it will begin a phased shut-down of its retail operations and sale of its consumer business assets. See "Note 6 - Subsequent Events."

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

NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES

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

NOTE  5  -  STOCKHOLDERS'  EQUITY

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

     In August 1999, the Company's Board of Directors declared a stock split of four shares for every five shares of Common Stock then outstanding. The stock split was effective September 15, 1999, the date the Company's Form S-1 Registration Statement was declared effective. Accordingly, the accompanying financial statements and footnotes have been restated to reflect the stock split. The par value of the shares of common stock to be issued in connection with the stock split was credited to common stock and a like amount charged to additional paid-in capital.

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

NOTE  6  -  SUBSEQUENT  EVENTS

     In October 2000, Green Cheetah, Inc., the Company's 80% owned subsidiary, filed two provisional patent applications with the U.S. Patent and Trademark Office. The inventions covered by the patent applications relate to a method for extending JDBC API calls without extending multiple drivers and a method for enhancing database performance with a cache array system. In the second quarter of fiscal 2001, Green Cheetah borrowed $300,000 from the Company pursuant to a demand promissory note to fund the continued development of such software.

     On November 15, 2000, the Company announced that it will begin a phased shut-down of its retail operations and the sale of its consumer business assets, including product inventory, URLs, content, photo library, its popular online gardening tools such as Landscape Planner and Plant Finder, as well as other intellectual property. The Company intends to layoff its consumer business employee base on a phased basis in order to conduct a product inventory sale. The Company also announced that it will continue to evaluate strategic alternatives for its technology assets, including TRELLIS and Green Cheetah.

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

     On November 15, 2000, the Company announced that it will begin a phased shut-down of its retail operations and the sale of its consumer business assets, including product inventory, URLs, content, photo library, its popular online gardening tools such as Landscape Planner and Plant Finder, as well as other intellectual property. The Company intends to layoff its consumer business employee base on a phased basis in order to conduct a product inventory sale. The Company also announced that it will continue to evaluate strategic alternatives for its technology assets, including TRELLIS and Green Cheetah. As a result of these developments, the Company does not believe that the historical financial information in this Form 10-Q provides a meaningful indication of the Company's future financial condition or results of operations. The Company can make no assurance that it will be able to complete the process of winding down its retail operations in a manner that generates meaningful cash, or any cash, for stockholders, or that the Company will be able to pursue viable strategic alternatives for its technology assets. See "Additional Factors That May Affect Future Results" below.

RESULTS  OF  OPERATIONS

PRODUCT  REVENUES

                   Quarter Ended
                   -------------
                   September  30,
                   --------------
                    2000    1999   % Change
                   ------  ------  --------
                   (In Thousands)
Product revenues.  $2,209  $1,159       91%

     Product revenues consist of product sales to customers and charges to customers for shipping. Revenues are recorded net of promotional discounts and coupons. Product returns are recorded as a reduction of revenues. Product revenues increased 91% to $2.2 million, or 85% of total revenues, for the quarter ended September 30, 2000 from $1.2 million, or 82% of total revenues, for the quarter ended September 30, 1999. Product revenues increased primarily as a result of the 163% growth in the Company's customer base, which the Company believes was primarily influenced by increased marketing activities, expanded product offerings and enhancements to the features and functionally of the garden.com Web site.

ADVERTISING  REVENUES

                       Quarter Ended
                       -------------
                       September  30,
                       --------------
                       2000   1999   % Change
                       -----  -----  --------
                       (In Thousands)
Advertising revenues.  $ 393  $ 253       55%

     Advertising revenues increased 55% to $393,000, or 15% of total revenues, for the quarter ended September 30, 2000 from $253,000, or 18% of total revenues, for the quarter ended September 30, 1999. Advertising revenues increased primarily due to a 34% increase in page views on the Company's Web site to 32.0 million for the quarter ended September 30, 2000 from 23.9 million for the quarter ended September 30, 1999.

GROSS  PROFIT

                Quarter Ended
                -------------
                September  30,
                --------------
                 2000    1999   % Change
                ------  ------  --------
                (In Thousands)
Gross profit .  $ 759   $ 319       138%
Gross margin .     29%     23%

     Gross profit consists of total revenues minus cost of total revenues. Cost of total revenues consists primarily of the cost of products sold to customers, shipping and handling costs for product sales, and advertising sales commissions paid to the Company's internal advertising sales department. Gross profit increased to $759,000 for the quarter ended September 30, 2000 from $319,000 for the quarter ended September 30, 1999. Gross margin increased to 29% of total revenues for the quarter ended September 30, 2000 from 23% of total revenues for the quarter ended September 30, 1999. The increase in gross profit in absolute dollars is due in part to the Company's overall increased total revenues. Gross margin percentage increased primarily due to ongoing negotiations with suppliers that raised contractual gross margins and a reduction in shipping and handling charges as a percentage of total revenues. The Company intends to initiate a "going out of business sale" on selected products using promotional discounts that should negatively affect gross margins.

MARKETING  AND  SALES

                               Quarter Ended
                               -------------
                               September  30,
                               --------------
                                2000     1999    % Change
                               -------  -------  --------
                               (In Thousands)
Marketing and sales . . . . .  $3,841   $2,699        42%
Percentage of total revenues.     148%     191%

     Marketing and sales expenses consist primarily of advertising and promotional expenditures, payroll and related expenses for personnel engaged in marketing, Customer Solutions, advertising sales and distribution activities and distribution expenses. Marketing and sales expenses increased to $3.8 million, or 148% of total revenues, for the quarter ended September 30, 2000 from $2.7 million, or 191% of total revenues, for the quarter ended September 30, 1999. Marketing and sales expenses increased in absolute dollars primarily due to an increase in the Company's advertising and promotional expenditures, and increases in payroll costs associated with its marketing and Customer Solutions departments. Marketing and sales expenses decreased as a percentage of revenue due to the increase in total revenues.

TECHNOLOGY,  CONTENT  AND  PRODUCT  DEVELOPMENT

                                                 Quarter Ended
                                                 -------------
                                                 September  30,
                                                 --------------
                                                 2000     1999    % Change
                                                -------  -------  --------
                                                (In Thousands)

Technology, content and   product development.  $1,944   $1,408        38%
Percentage of total revenues . . . . . . . . .      75%     100%

     Technology, content and product development expenses consist of payroll and related expenses for personnel involved in creating and publishing content, product merchandising, and Web site development. During the quarter ended September 30, 2000 technology, content and product development expenses also included certain costs related to the Company's software division, TRELLIS. Technology, content and product development expenses increased to $1.9 million, or 75% of total revenues, for the quarter ended September 30, 2000 from $1.4 million, or 100% of total revenues, for the quarter ended September 30, 1999. The increase in technology, content and product development expenses in absolute dollars is primarily due to an increase in payroll and related costs used for hiring additional personnel as well as associated costs related to enhancing the products and features, editorial content and functionality of the Company's Web site and branded catalogs. As a percent of total revenues, technology, content and product development expenses decreased due to the increase in total revenues during the period.

GENERAL  AND  ADMINISTRATIVE

                               Quarter Ended
                               -------------
                               September  30,
                               --------------
                                2000     1999    % Change
                               -------  -------  --------
                               (In Thousands)
General and administrative. .  $1,629   $1,308        25%
Percentage of total revenues.      63%      93%

     General and administrative expenses consist of payroll and related expenses for general corporate functions, including supplier operations support, finance, facilities expenses, and professional services expenses. General and administrative expenses increased to $1.6 million, or 63% of revenues, for the quarter ended September 30, 2000 from $1.3 million, or 93% of revenues, for the quarter ended September 30,1999. The increase in general and administrative expenses in absolute dollars is primarily due to an increase in payroll and related costs used for hiring additional personnel as well as associated expenses necessary to support the growth of the Company's operations. As a percent of total revenues, general and administrative expenses decreased due to the increase in total revenues during the period.

DEPRECIATION  AND  AMORTIZATION

                                Quarter Ended
                                -------------
                                September  30,
                                --------------
                                 2000    1999   % Change
                                ------  ------  --------
                                (In Thousands)
Depreciation and amortization.  $ 838   $ 347       142%
Percentage of total revenues .     32%     25%

     Depreciation of property and equipment and amortization of intangible other assets are based on the useful lives of the assets or terms of the license agreements, generally three to seven years, and is computed using the straight-line method. Depreciation and amortization expenses increased to $838,000, or 32% of total revenues, for the quarter ended September 30, 2000 from $347,000, or 25% of total revenues, for the quarter ended September 30, 1999. The increase in depreciation and amortization expense is primarily due to the increase in property and equipment to support the growth of the Company, including computer equipment, software, and database servers.

AMORTIZATION  OF  DEFERRED  COMPENSATION

                                        Quarter Ended
                                        -------------
                                        September  30,
                                        --------------
                                        2000   1999   % Change
                                        -----  -----  --------
                                        (In Thousands)
Amortization of deferred compensation.  $ 151  $ 374     (60)%

     Deferred stock compensation is amortized to expense over the vesting periods of the applicable stock options. These amounts represent the difference between the exercise price of stock option grants and the deemed fair value of the Company's common stock at the time of such grants. Amortization of deferred compensation expense decreased to $151,000 for the quarter ended September 30, 2000 from $374,000 for the quarter ended September 30, 1999. Amortization of deferred compensation expense for each of the next four fiscal years is expected to be as follows:

Year ended     Amount in thousands
-------------  --------------------

June 30, 2001  $                345
June 30, 2002                   238
June 30, 2003                     9

INTEREST  INCOME  AND  EXPENSE

                   Quarter Ended
                   -------------
                   September  30,
                   --------------
                   2000   1999   % Change
                   -----  -----  --------
                   (In Thousands)
Interest income .  $ 302  $ 252       20%
Interest expense.  $   0  $   3        -

     Interest income increased for the quarter ended September 30, 2000 due to three full months of interest income on the remaining proceeds of the Company's initial public offering. Interest expense declined as the Company paid down all of its outstanding debt.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since inception, the Company has financed its operations primarily through private placements of preferred stock, its initial public offering and, to a lesser extent, from revenues generated by operations. As of September 30, 2000, the Company had approximately $390,000 in cash and cash equivalents and $12.0 million in short-term investments.

     Net cash used in operating activities increased to $9.5 million for the quarter ended September 30, 2000 from $5.5 million for the quarter ended September 30, 1999. The increase in net cash used in operating activities can be substantially attributed to the increased net loss.

     Net cash provided by investing activities of $843,000 for the quarter ended September 30, 2000 resulted primarily from the sale of investment securities which was partially offset by the purchase of property and computer equipment. Net cash used in investing activities of $16.7 million for the quarter ended September 30, 1999 resulted primarily from the purchase of securities for investment purposes and from the purchase of property and computer equipment.

     Net  cash  used  in  financing  activities of $19,000 for the quarter ended
September 30, 2000 resulted primarily from the repayment of the Company's outstanding debt obligations. Net cash provided by financing activities of $50.1 million for the quarter ended September 30, 1999 resulted primarily from net proceeds from the issuance of common stock in the Company's initial public offering.

     On November 15, 2000, the Company announced that it will begin the phased shut-down of its retail operations and the sale of its consumer business assets. The Company believes that its current cash and marketable securities and investments balances will be sufficient to proceed with this phased shut-down through December 31, 2000. The Company also announced that it will continue to evaluate strategic alternatives for its technology assets, including TRELLIS and Green Cheetah. However, the Company will not be able to continue the development of TRELLIS and Green Cheetah beyond December 31, 2000, unless the Company completes a significant transaction, such as securing a major contract, arranging a sale of its technology assets or completing a significant financing.

ADDITIONAL  FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

     Some of the statements in this report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause the Company's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

     In addition to the factors discussed elsewhere in this report, the following additional factors may affect the Company's future results.

THE COMPANY MAY NOT BE ABLE TO COMPLETE THE PHASED SHUT-DOWN OF ITS RETAIL OPERATIONS AND THE SALE OF ITS CONSUMER BUSINESS ASSETS IN A MANNER THAT PROVIDES ANY VALUE FOR STOCKHOLDERS.

     The Company has announced that it will begin a phased shut-down of its retail operations and the sale of its consumer business assets. The Company may not be able to find qualified buyers for its consumer business assets. Even if the Company is able to sell such assets, the Company may not generate sufficient cash, through the liquidation of its assets or otherwise, to satisfy its current and future obligations. A liquidation of the Company's consumer business assets would likely involve a sale other than as a going concern which would adversely affect the value the Company may realize for such assets. The Company also may not be able to consummate the sale of its assets in time to generate meaningful value. In addition, the Company may not be able to negotiate the orderly wind down of its obligations to creditors. These include, without limitation, long term contractual payment and performance obligations associated with the Company's e-commerce platform building and facilities leases, business agreements with third parties, and agreements with vendors. The Company also expects to make total severance payments of between $2.3 million and $2.7 million to its employees. The amount of severance payments will depend on, among other things, the timing of layoffs by the Company and the rate of employee attrition. As a result of these and other factors, the Company may not be able to generate meaningful cash, or any cash, which could be returned to its stockholders, and the timing of any distribution is uncertain at this time.

THE COMPANY MAY NOT BE ABLE TO DEVELOP, COMMERCIALIZE AND LICENSE OR SELL TRELLIS OR ITS OTHER TECHNOLOGY ASSETS.

     The Company launched its new TRELLIS division in September 2000. The Company has no operating history or experience in providing technology and services to businesses. The Company can make no assurance that it will be able to commercialize TRELLIS and establish a successful revenue producing business. The Company expects that it will face significant challenges in establishing this business, including the need for financing to launch this new business, intense competition in this market, possible reluctance by potential customers to purchase software and support services from the Company in the face of uncertainty in the Company's financial condition and the need to develop a new brand by the Company. The Company may use a portion of its remaining capital resources in its effort to develop TRELLIS and its other technology assets.

THE COMPANY WILL NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE ITS TECHNOLOGY ASSETS IN THE ABSENCE OF A SIGNIFICANT TRANSACTION BY DECEMBER 31, 2000.

     The Company is evaluating strategic alternatives for its technology assets, including TRELLIS and Green Cheetah. However, the Company will not be able to continue the development of its technology assets beyond December 31, 2000, unless the Company completes a significant transaction, such as securing a major contract, arranging a sale of its technology assets or completing a significant financing. No assurance can be given that the Company will be able to complete a significant transaction with respect to its technology assets, especially given the Company's lack of experience in providing technology and services to businesses, the Company's limited capital resources and the limited timeframe in which the Company will need to complete a transaction.

THE COMPANY EXPECTS TO CONTINUE TO GENERATE LOSSES AS IT COMPLETES THE SHUT-DOWN OF ITS RETAIL OPERATIONS AND TO THE EXTENT THE COMPANY CONTINUES THE DEVELOPMENT OF ITS TECHNOLOGY ASSETS.

     The Company incurred net losses of $19.1 million in fiscal 1999, $38.7 million in fiscal 2000 and $9.9 million in the first quarter of fiscal 2001. As of September 30, 2000, the Company has incurred cumulative net losses of $75.5 million. The Company expects to experience operating losses and negative cash flow as it completes the shut-down of its retail operations and to the extent the Company continues the development of TRELLIS and its other technology assets. The Company does not have sufficient cash to continue to sustain these operating losses in fiscal 2001. In addition, the Company has received a report from its independent auditors for its fiscal year ended June 30, 2000 containing an explanatory paragraph that describes the uncertainty regarding the Company's ability to continue as a going concern due to the Company's historical negative cash flow and because, as of the date they rendered their opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next 12 months.

THE  MARKET  PRICE  OF  THE  COMPANY'S  COMMON STOCK HAS DECLINED SIGNIFICANTLY.

     The Company has experienced a significant decline in the market price of its Common Stock. The market price of the Company's common stock has declined from $20.813 on September 21, 1999 to $0.0938 on November 16, 2000. The Company believes it is unlikely that the market price of its Common Stock will increase significantly in the future given the phased shut-down of the Company's retail operations and the uncertainty with respect to the Company's TRELLIS division and other technology assets.

IF THE COMPANY SUCCESSFULLY COMMERCIALIZES ITS TECHNOLOGY ASSETS, THE COMPANY WOULD FACE SIGNIFICANT COMPETITION FROM ESTABLISHED TECHNOLOGY PROVIDERS.

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


THE COMPANY FACES SIGNIFICANT CHALLENGES IN CONTINUING TO RETAIN AND MOTIVATE ITS EMPLOYEES.

     The Company's ability to execute its strategy to complete a phased shut-down of its retail operations and consider strategic alternatives for its technology assets will depend on its continuing ability to retain and motivate a sufficient number of its employees. Competition for personnel throughout the Internet industry is intense. The Company has faced particular challenges recently in light of its well publicized liquidity issues, its low stock price which has fallen below the exercise price of many of the stock options granted to employees and a very competitive labor market for high technology workers in Austin, Texas, where the Company's headquarters are located. Recently, a significant number of the Company's employees have been terminated in cost cutting efforts or voluntarily departed to pursue other opportunities and the Company has announced its intention to conduct a phased layoff of its remaining consumer business employee base. As result, the Company may be unable to retain a sufficient number of its employees to pursue the Company's strategy.

THE  COMPANY  MAY  NOT  BE  ABLE  TO MAINTAIN ITS LISTING ON THE NASDAQ NATIONAL
MARKET.

     The Company's Common Stock is currently listed on the Nasdaq National Market. The Company must satisfy a number of requirements to maintain its listing on the Nasdaq National Market, including maintaining a minimum bid price for the Common Stock of either $1.00 per share or $5.00 per share, depending on, among other things, whether the net tangible assets of the Company is greater than $4 million. As of September 30, 2000, the Company had net tangible assets of $24.7 million. The amount of the Company's net tangible assets will continue to decrease unless the Company achieves profitability or the Company is able to complete a new equity financing. If the Company is unable to maintain net tangible assets of at least $4 million, the Company could no longer use the $1.00 minimum bid test. In addition, the bid price of the Common Stock has closed below $1.00 per share since September 29, 2000. On November 10, 2000, the Company received a letter from Nasdaq providing that the Common Stock would be delisted from Nasdaq unless the bid price of the Common Stock is at least $1.00 per share for a minimum of 10 consecutive trading days by February 8, 2001. If the Common Stock loses its Nasdaq National Market status, the Common Stock would likely trade on the Over the Counter Bulletin Board, which is viewed by most investors as a less desirable, less liquid marketplace.

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

     (d)     Not  applicable.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matter was submitted to a vote of the security holders of the Company during the first quarter of fiscal 2001.

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

          10.1* Settlement Agreement, dated September 18, 2000, between the Company and iVillage Inc.

          27      Financial  Data  Schedule
_____________________
    *Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions of this exhibit have been separately filed with the Securities and Exchange Commission.

     (b)     Reports  on  Form  8-K:  None  in the first quarter of fiscal 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated  this  20th  day  of  November,  2000.

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